Form 10-Q
period 2015-03-31
EliteSoft Global Inc.
filed 2015-05-15
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2015

[    ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000- 55240

EliteSoft Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1208256
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit A-9-4, Northpoint Office Suite, Mid Valley City
No. 1, Medan Syed Putra Utara, Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (60) 16 206 6315

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

Financial Statements

(Unaudited)

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

 Balance Sheet

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 2,879	$ 1,680
Due to related party	2,398	1,148
Total current liabilities	5,277	2,828

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)		-
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued and
outstanding as of March 31, 2015)	1,000	1,000
Additional paid-in capital	1,000	1,000
Accumulated deficit	(7,277)	(4,828)
Total stockholders' deficit	(5,277)	(2,828)

Total liabilities and stockholders' deficit	$ -	-

The accompanying notes are an integral part of these unaudited financial statements.

6

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

 Statements of Operations

(Unaudited)

Three months ended March 31, 2015

Revenue	$ -

Operating expenses:
General and administrative	2,449
Total operating expenses	2,449

Net loss	$ (2,449)

Basic and diluted loss per common share	$ (0.00)

Basic and diluted weighted average common
shares outstanding	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EliteSoft Global Inc.
(formerly ANDES 3 Inc.) Statement of Cash Flows
(Unaudited)

Three months ended March 31, 2015

Cash flows from operating activities:
Net loss	$ (2,449)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,199
Due to related party	1,250
Net cash used in operating activities	-

Cash flows from financing activities:
Proceeds from contributed capital - related party	-
Net cash provided by financing activities	-

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$ -

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY AND BASIS OF PRESENTATION

Description of Business–EliteSoft Global Inc, (the “Company”) (formerly ANDES 3 Inc.) was incorporated under the laws of the State of Delaware on June 23, 2014,and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On February 27, 2015, EliteSoft Asia Bhd Sdn purchased 10,000,000 shares of common stock which was all of the outstanding shares of ANDES 3 Inc. and changed the name to EliteSoft Global Inc. on March 16, 2015 and resulted in a change of control.

Basis of Presentation-The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $7,277 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

3.     DUE TO RELATED PARTY

As of March 31, 2015, the Company owed a related party $2,398. The amount due to related party are non interest bearing and have no terms of repayment.

4.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015, 10,000,000 shares were issued and outstanding respectively.

5.	SUBSEQUENT EVENTS

Effective May 6, 2015, Finny Fung Lin Chu was appointed Assistant Secretary of EliteSoft Global Inc.

Ms. Chu is the wife of Swee Seong "Eugene" Wong, our President, Chief Executive Officer and Chairman of the Board of Directors.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Swee Seong "Eugene" Wong, our Chief Executive Officer, and Chairman of the Board of Directors.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $7,277 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations for the three months ended March 31, 2015

Our operating results are summarized as follows:

Three months ended March 31, 2015
Revenue	$—
Cost of sales	$—
Operating expenses	$2,449
Other income (expenses)	$—
Net income (loss)	$(2,449)

 Revenues

The Company did not earn any revenues in the three months ended March 31, 2015.

Operating Expenses

Our operating expenses are outlined in the table below:

Three months ended March 31, 2015
General and administrative	$2,449
Depreciation	—
Stock-based compensation – services	—
Stock-based compensation – services - related party	—
Professional fees	—
Total	$2,449

Our general, administrative and professional fees are largely attributable to office, rent, accounting and audit fees related to our reporting requirements as a public company.

We anticipate that we will incur approximately $20,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net income (loss)

As a result of our operating expenses the Company reported a net loss of ($2,449) for the three months ended March 31, 2015.

Liquidity and Capital Resources

Working Capital

March 31, 2015
Current Assets	$—
Current Liabilities	$5,277
Working Capital (Deficit)	$(5,277)

Cash Flows

For the three months ended March 31, 2015
Cash used in operating activities	$—
Cash used in investing activities	$—
Cash used by financing activities	$—
Increase (Decrease) in cash	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
17.1	Richard Chiang resignation letter February 27, 2015		8-K		17.1	03/05/15
99.1	Share Purchase Agreement dated February 20, 2015		8-K		99.1	03/05/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EliteSoft Global Inc.

By: /s/ Swee Seong "Eugene" Wong

Swee Seong "Eugene" Wong

Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

(Principal Executive Officer)

By:  /s/ Khoo Mae Ling
Khoo Mae Ling

Chief Financial Officer, Secretary and Director

(Principal Financial Officer)

Date:  May 15, 2015

