Form 10-Q
period 2015-06-30
EliteSoft Global Inc.
filed 2015-08-17
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2015, the issuer had 12,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

4

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. (formerly ANDES 3 Inc.) Condensed Balance Sheets (Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$46,314	$—
Accounts receivable	5,963	—

Total assets	$52,277	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$4,679	$1,680
Due to related party	53,331	1,148

Total current liabilities	58,010	2,828

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 10,000,000 shares
issued and outstanding, respectively	1,200	1,000
Additional paid-in capital	44,085	1,000
Accumulated deficit	(51,018)	(4,828)
Total stockholders' deficit	(5,733)	(2,828)

Total liabilities and stockholders' deficit	$52,277	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. (formerly ANDES 3 Inc.) Condensed Statements of Operations (Unaudited)
	Three months ended June 30, 2015	Six months ended June 30, 2015	June 23, 2014 (inception) through June 30, 2014

Revenue	$5,963	$5,963	$-
Cost of revenue	1,800	1,800	-
Gross margin	4,163	4,163	-

Operating expenses:
General and administrative	47,904	50,353	1,000
Total operating expenses	47,904	50,353	1,000

Net loss	$(43,741)	$(46,190)	$(1,000)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic & diluted weighted average common shares outstanding	10,637,363	10,320,442	10,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. (formerly ANDES 3 Inc.) Condensed Statement of Cash Flows (Unaudited)
	Six months ended June 30, 2015	June 23, 2014 (inception) through June 30, 2014

Cash flows from operating activities:
Net loss	$(46,190)	$(1,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for assumption of service contract	43,285	—
Stock-based compensation - related party	—	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,999	—
Due to related party	2,183	—
Increase in accounts receivable	(5,963)	—
Net cash used in operating activities	(3,686)	—

Cash flows from financing activities:
Proceeds from note payable to related party	50,000	—
Net cash provided by financing activities	50,000	—

Net change in cash	46,314	—

Cash, beginning of period	—	—

Cash, end of period	46,314	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:		—
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY AND BASIS OF PRESENTATION

Description of Business – EliteSoft Global Inc, (the “Company”) (formerly ANDES 3 Inc.) was incorporated under the laws of the State of Delaware on June 23, 2014, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On February 27, 2015, EliteSoft Asia Sdn Bhd purchased 10,000,000 shares of common stock which was all of the outstanding shares of ANDES 3 Inc. and changed the name to EliteSoft Global Inc. on March 16, 2015 and resulted in a change of control.

On March 16, 2015, the Registrant filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to EliteSoft Global Inc. The action was fully disclosed on Form 8-K filed on April 14, 2015.

On June 1, 2015, EliteSoft Global Inc. (the "Company"), entered into two agreements relating to the development of the business of the Company. First, the Company executed an assignment assumption agreement (the “Assignment and Assumption Agreement”) with EliteSoft Asia Sdn Bhd. (“ESA”), a Malaysian-based technical software and services corporation.  Pursuant to the Agreement, the Company intends to provide performance on its agreement with NZ Financial by providing professional services related to the items as outlined in the Assignment and Assumption Agreement. Pursuant to the Agreement, the parties also agreed that the consideration to be paid for the Assignment will be 2,000,000 shares of the Company’s restricted common stock to ESA. The second agreement, the Company entered into on May 28, 2015, is a two-year Technology Services Agreement with Youthlite Sdn Bhd, a natural skin care and cosmetics company based in Malaysia to be effective on June 1, 2015.

Pursuant to the Technology Services Agreement, Youthlite Sdn Bhd ("Youthlite") granted to the Company, subject to the terms and conditions of the Technology Services Agreement, an agreement to provide certain technology services by the Company as set forth within the terms of the Technology Services Agreement. The aforementioned action was fully disclosed on Form 8-K filed on June 1, 2015.

2.	SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation -The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements - In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

In November, 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force), which will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract, when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application to all relevant prior periods is permitted. Early adoption, including adoption in an interim period, is permitted.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $51,018 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. DUE TO RELATED PARTY

On February 20, 2015, the Company executed a loan agreement for $50,000 with Mr. Ee Chang Ku, the director of EliteSoft Asia Sdn Bhd. The loan is to be used for general working capital purposes, is unsecured, non-interest bearing and has no specific terms of repayment. The loan is convertible into shares of common stock at any time at the option of the lender. The conversion price is the price at closing on the day before the conversion. The loan is not yet convertible as the shares are not yet publicly traded on an exchange.

During the quarter ended June 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of June 30, 2015, the Company owed $3,331 to Mr. Cornelius Ee.

5 STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015, 12,000,000 shares were issued and outstanding respectively.

Pursuant to its assignment assumption agreement, dated June 1, 2015, the Company issued 2,000,000 shares of the Company’s restricted common stock to EliteSoft Asia Sdn Bhd. The agreement provides for revenue of $2,000 a month and will cease on January 1, 2018 subject to yearly renewal with the consent of both parties. The shares for the agreement were valued at $43,285. The shares were valued based on expected revenue over the initial term of the agreement of $62,000 less cost of the revenue.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 14, 2015, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Swee Seong "Eugene" Wong, our Chief Executive Officer, and Chairman of the Board of Directors, or another source, in the form of a loan. There can be no assurances that any loan obtained by another source will be on favorable terms, if at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated a deficit of $51,018 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations for the six months ended June 30, 2015

Our operating results are summarized as follows:

Six months ended June 30, 2015
Revenue	$5,963
Cost of sales	$(1,800)
Operating expenses	$(50,353)

Net loss	$(46,190)

Our operating expenses are outlined in the table below:

Operating Expenses	Six months ended June 30, 2015
General and administrative	$7,068

Stock issued for assumption of service contract	43,285

Total	$50,353

Our general and administrative fees are largely attributable to accounting and audit fees related to our reporting requirements as a public company.

We anticipate that we will incur approximately $20,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net income (loss)

As a result of our operating expenses the Company reported a net loss of $46,190 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

June 30, 2015
Current Assets	$52,277
Current Liabilities	$58,010
Working Capital Deficit	$(5,733)

Cash Flows

For the six months ended June 30, 2015
Cash used in operating activities	$(3,686)
Cash used in investing activities	$—
Cash provided by financing activities	$50,000
Increase in cash	$46,314

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to its assignment assumption agreement (the “Assignment and Assumption Agreement”), dated June 1, 2015, the Company issued 2,000,000 shares of the Company’s restricted common stock to EliteSoft Asia Sdn Bhd. in consideration for the Assignment and Assumption Agreement as fully disclosed on Form 8-K on June 1, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
17.1	Richard Chiang resignation letter February 27, 2015		8-K		17.1	03/05/15
10.1	Assignment and Assumption Agreement, dated June 1, 2015		8-K		10.1	06/01/15
10.2	Technology Services Agreement, dated June 1, 2015		8-K		10.2	06/01/15
99.1	Share Purchase Agreement dated February 20, 2015		8-K		99.1	03/05/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date:  August 17, 2015

