Form 10-Q
period 2015-09-30
EliteSoft Global Inc.
filed 2015-11-04
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2015

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000- 55240

EliteSoft Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1208256
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18582 NW Holly Street, Unit 202
Beaverton, OR	97006-7014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 830 2918

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 4, 2015, the issuer had 12,250,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

4

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. (formerly ANDES 3 Inc.) Condensed Balance Sheets (Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$46,797	$—
Accounts receivable	11,926	—

Total assets	$58,723	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,329	$1,680
Due to related party	53,331	1,148

Total current liabilities	62,660	2,828

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 10,000,000 shares
issued and outstanding, respectively	1,200	1,000
Additional paid-in capital	48,252	1,000
Accumulated deficit	(53,389)	(4,828)
Total stockholders' deficit	(3,937)	(2,828)

Total liabilities and stockholders' deficit	$58,723	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. (formerly ANDES 3 Inc.) Condensed Statements of Operations (Unaudited)
	Three months ended September 30,		Nine months ended September 30, 2015	June 23, 2014 (inception) through September 30, 2014
	2015	2014

Revenue	$17,889	$-	$23,852	$-
Cost of revenue	5,400	-	7,200	-
Gross margin	12,489	-	16,652	-

Operating expenses:
General and administrative	14,861	1,898	65,214	2,898
Total operating expenses	14,861	1,898	65,214	2,898
Loss from operations	(2,372)	(1,898)	(48,562)	(2,898)

Other income:
Interest income	1	-	1	-
Total other income	1	-	1	-

Loss before provision for income taxes	(2,371)	(1,898)	(48,561)	(2,898)
Provision for income taxes	-	-	-	-

Net loss	$(2,371)	$(1,898)	$(48,561)	$(2,898)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic & diluted weighted average common shares outstanding	12,000,000	10,000,000	10,886,447	10,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. (formerly ANDES 3 Inc.) Condensed Statement of Cash Flows (Unaudited)
	Nine months ended September 30, 2015	June 23, 2014 (inception) September 30, 2014

Cash flows from operating activities:
Net loss	$(48,561)	$(2,898)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for assumption of service contract	43,285	—
Stock-based compensation - related party	—	1,000
Stock-based compensation	4,167	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,649	898
Due to related party	2,183	—
Increase in accounts receivable	(11,926)	—
Net cash used in operating activities	(3,203)	(1,000)

Cash flows from financing activities:
Proceeds from note payable to related party	50,000	1,000
Net cash provided by financing activities	50,000	1,000

Net change in cash	46,797	—

Cash, beginning of period	—	—

Cash, end of period	46,797	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$—	$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

(formerly ANDES 3 Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Pursuant to the Technology Services Agreement, Youthlite Sdn Bhd ("Youthlite") granted to the Company, subject to the terms and conditions of the Technology Services Agreement, an agreement to provide certain technology services by the Company as set forth within the terms of the Technology Services Agreement. The aforementioned action was fully disclosed on Form 8-K filed on June 2, 2015.

On September 8, 2015, the Company filed its Form 8-K, "Super 8-K" pursuant to Item 2.01 with the report that it became an operating business and is no longer a "shell company" as the term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934.

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

3.	GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $53,389 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

During the quarter ended September 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of September 30, 2015, the Company owed $3,331 to Mr. Cornelius Ee.

5.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2015, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2015, 12,000,000 shares were issued and outstanding respectively.

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

Management has evaluated subsequent events up to and including November 4, 2015, which is the date the statements were available for issuance and determined there are no reportable subsequent events other than the following.

On October 1, 2015, pursuant to the consulting agreement with Tech Associates Inc., on May 1, 2015, as compensation for consulting services, the Company was to issue 250,000 shares of restricted common stock with piggyback registration rights on any registration statement, payable on October 1, 2015. The fair market value of these shares were determined to be $5,000 based on the share price from the most recent share issuance described above. The compensation cost was recognized over the initial service term of six months. For the nine months ended, September 30, 2015, a total of $4,167 share based compensation cost was recognized related to these shares. Since the shares were non-forfeitable, the Company will fully expense the shares upon issuance.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated a deficit of $53,389 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Results of Operations for the nine months ended September 30, 2015

Our operating results are summarized as follows:

Nine months ended September 30, 2015
Revenue	$23,852
Cost of sales	$(7,200)
Operating expenses	$(65,214)
Other income	$1

Net loss	$(48,561)

Our operating expenses are outlined in the table below:

Operating Expenses	Nine months ended September 30, 2015
General and administrative	$17,762

Stock based compensation	47,452

Total	$65,214

Our general and administrative fees are largely attributable to accounting and audit fees related to our reporting requirements as a public company.

We anticipate that we will incur approximately $20,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net income (loss)

As a result of our operating expenses the Company reported a net loss of $48,561 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Working Capital

September 30, 2015
Current Assets	$58,723
Current Liabilities	$62,660
Working Capital Deficit	$(3,937)

Cash Flows

For the nine months ended September 30, 2015
Cash used in operating activities	$(3,203)
Cash used in investing activities	$—
Cash provided by financing activities	$50,000
Increase in cash	$46,797

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2015, pursuant to the consulting agreement with Tech Associates Inc., the Registrant issued 250,000 shares of restricted common stock. This action was fully disclosed via Form 8-K on October 19, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
10.1	Assignment and Assumption Agreement, dated June 1, 2015		8-K		10.1	06/01/15
10.2	Technology Services Agreement, dated June 1, 2015		8-K		10.2	06/01/15
99.1	Share Purchase Agreement dated February 20, 2015		8-K		99.1	03/05/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

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

Date:  November 4, 2015

