Form 10-K
period 2015-12-31
EliteSoft Global Inc.
filed 2016-04-15
CIK 1612254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

EliteSoft Global Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware

(STATE OR OTHER JURISDICTION OF ORGANIZATION)

 000-55240

 (COMMISSION FILE NO.)

 47-1208256

 (IRS EMPLOYER IDENTIFICATION INCORPORATION OR NO.)

18582 N.W. Holly St., Unit #202, Beaverton, Oregon 97006-7014, USA

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(503) 830-2918

(ISSUER TELEPHONE NUMBER)

Andes 3 Inc

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [ X ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2015.

As of April 14, 2016, there were 12,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 1.   Business

Business Description, Incorporation and Developments in Fiscal Year 2015

The Company’s predecessor-in-name - ANDES 3, Inc., was incorporated in the State of Delaware on June 23, 2014. On February 27, 2015, EliteSoft Asia Bhd Sdn (“Elite Soft Asia”) purchased 10,000,000 shares of the Company’s common stock, which constituted all issued and outstanding shares of the Company. Elite Soft Asia had originally acquired these shares in a private, unsolicited transaction with the Company’s former shareholder, Richard Chiang.

Elite Soft Asia proceeded to vote its shares in approving a change in control and the amendment to its articles of incorporation on March 16, 2015 changing the name of the Company to EliteSoft Global Inc. (referred to herein as the “Company,” “we,” “us” or “our” depending on context). Shortly thereafter, Cornelius Ee received 3,000,000 shares of the Company’s restricted common stock from Elite Soft Asia, and Eugene Wong and Mae Ling Khoo received 4,000,000 and 3,000,000 shares, respectively. Elite Soft Asia proceeded to transfer these shares to these officers and directors in consideration of services to be provided to Elite Soft Asia, and for services to be provided to the Company’s Board of Directors. The shares were issued in lieu of compensation for the services provided. ). Elite Soft Asia owns 2,000,000 shares, or 16.6%, of the Company’s restricted common stock in consideration of certain asset assignments under the June 1, 2015 Assignment Agreement between the Company and Elite Soft Asia.

We are an information technology (IT) web, systems integration and applications solutions company. We combine leading technology and draw upon our experience as professional IT specialists to create, design, develop and maintain corporate websites, e-commerce, social media strategies, server monitoring and supply computer hardware equipment on a global basis. We work to achieve this mission by using technology that is scalable, off-the-shelf, customizable, and communicates a clear message to our clients target market. We market third-party vendor software, IT services, and hardware that deliver new opportunities, greater convenience, and enhanced value to our client's business. We have also established our in-house research and development (R&D) team to focus on e-commerce solutions, mobile payment, and financial services as an increasing effort for our company to provide full life cycle solutions to clients. The company maintains an office in Beaverton, Oregon as its headquarters, and an office in Kuala Lumpur, Malaysia, as its location servicing clients within the Asia-Pacific region.

We currently generate revenue by providing web and IT services for several clients. On June 1, 2015, the Company entered into an Assignment Assumption Agreement with Elite Soft Asia (the “Assignment Agreement”). Under the Assignment Agreement, we acquired the NZ Financial Limited Technology Services Agreement (the “NZ Agreement”) from Elite Soft Asia in consideration for 2,000,000 shares of the Company’s restricted common stock. Under the NZ Agreement, we support NZ Financials’ initiatives in developing, designing, and maintaining its e-commerce website, create its corporate image, supply necessary computer hardware equipment, monitor server, and develop social media strategies. In exchange, NZ Financial pays the Company $2,000 per month. The NZ Agreement earned $14,000.00 in gross revenue in fiscal year 2015 under this agreement.

Also on June 1, 2015, the Company entered into a Technology Services Agreement with YouthliteSdnBhd (the “Youthlite Agreement”). Youthlite is a natural skin care and cosmetics company based in Malaysia. Under the Youthlite Agreement, we are responsible for the following: (a) Creation and design of corporate images and materials, (b) Design and development of the Youthlite website, (c) Development of e-commerce software for sales transactions, (d) Provide required computer hardware to operate its online business, (e) 24/7 server monitoring, (f) Create social media strategy via Facebook, Twitter, Instagram, (g) Provide video production services for infomercials. In exchange for these services, Youthlite pays the Company $3,963 per month. The Company earned $27,714.00 in gross revenue in fiscal year 2015 under the Youthlite Agreement.

On September 1, 2015, the Company entered into an agreement with OD Alliance Sdn Bhd. to provide technical software, development and web maintenance. The agreement term is for two years and carries a contract value of $32,500. Services commenced on October 1, 2015 and will continue through October 1, 2017, subject to renewal with written consent from both parties. Under the agreement, the Company is to be paid $12,500 for website design and development, $2,000 per year for domain hosting, and $2,000 per year for system maintenance. The Company earned $14,500 in gross revenue in fiscal year 2015 under this agreement, but generated accounts receivable in the amount of $14,500.

On October 15, 2015, the Company entered into an agreement with Ashita Communication Sdn Bhd. to provide technical software, CRM integration, rebranding, development of web-based automated tracking system, system and web maintenance, and web-based training services. The agreement term is for two years and carries a contract value of $1,453,490. Services commenced on October 15, 2015 and will continue through October 14, 2017, subject to renewal with written consent from both parties. The Company earned $0 in gross revenue in fiscal year 2015 under this agreement.

On October 19, 2015, the Company, entered into an agreement with MPS Telecommunication Sdn Bhd. to provide technical software, development and web maintenance. The agreement term is for two years and carries a contract value of $28,000. Services commenced on October 20, 2015 and will continue through October 19, 2017, subject to renewal with written consent from both parties. The Company earned $15,000 in gross revenue in fiscal year 2015 under this agreement.

Our market opportunity is in Asia and in particular, countries such as Singapore, Thailand, Indonesia, Japan, Hong Kong, Korea, and China. We also find that markets in New Zealand and Australia are favorable to our industry as well. Our primary goals are to become the leading IT services company in Asia with a strong focus on the financial sector, e-commerce, business-web-based training and certification.

The EliteSoft Global Relationship Solutions

- Create IT solutions for customers with real time analytics;

- Drive and coordinate both strategic and operational responses to feedback;

- Build long term customer loyalty;

- Increase customer value; and

- Enhance and grow recurring revenues and profits.

ESG Primary Services

ESG integrates customer backend software development with CRM tools to enhance its overall experience with e-commerce and customer database solutions. Allowing ESG to manage backend software to handle internet traffic gives the enterprise a more robust, efficient operational platform that is also scalable and dynamic. Customer feedback is processed through integration of legacy data collection methods including phone, postal mail, OCR, and IVR. ESG aggregates these messages through a single, easily managed and secure solution to manage response action through an organization.

ESG develops corporate websites with e-commerce functionality through the deployment of complete end to end solutions. ESG's approach is to develop customizable websites that maintain a professional and effective retail presence with database driven storefronts that is enabled to handle large volumes of internet traffic, and ability to securely manage transactions. From backend, to frontend functionality, ESG develops the entire e-commerce experience in between, including product, payment, shipping and taxation functionality. ESG incorporates shopping cart solutions into its software to allow customers to sell practically anything they desire. Additionally, ESG features compatibility with all PHP 4 coding versions, object oriented languages, and multilingual language support.

ESG offers a comprehensive multimedia package solution. The integration of text, photos, animation, narration, music, and interactivity, we create presentations for clients for a memorable experience. Our designers have the ability to create a multimedia presentation on an interactive website, flash introductions, CD presentations, interactive tutorials, and/or, an e-brochure or e-catalog.

As the most prominent visual element of a company's products, or services, branding communicates a message to potential customers. ESG has developed a branding department that is central of our customer's brand identity needs. ESG's graphic design team creates logos, images, and identity marks in print media or digital media for brand marketing purposes. ESG believes that brand marketing through corporate identity, logo design, print and digital media, and marketing brochures will enhance customer brand awareness.

Customers, Distribution and Marketing

Customers

We currently provide our IT web, systems integration and applications solutions to four companies, as identified above. . We seek to provide these services primarily to the Asia-Pacific region in particular, countries such as Singapore, Thailand, Indonesia, Japan, Hong Kong, Korea, and China. We also find that markets in New Zealand and Australia are favorable to our industry as well and have begun marketing our efforts in those markets.

Third Party Products

With the execution of our client agreements, we began integrating systems from Dell, Lenovo, Samsung, Apple, Acer and ASUS. Our business strategy is to implement and integrate third party products into our client's network.

Marketing Strategy

We plan on launching marketing in the Asia-Pacific region through an online advertising campaign leveraging our experience and utilizing our business contacts in the Asia-Pacific region.

Industry, Competition, and Future Operations

The IT web, System Integration and Application Solutions Industry

The IT web, systems integration and applications solutions market is a highly fragmented industry. There are numerous companies that have established businesses and command large market share, such as Accenture, BAE Systems, Cognizant Technology, Fujitsu, Hewlett-Packard, IBM, Infosys, Lockheed Martin, Oracle, Tata Consultancy that we compete against. We also compete with Alibaba, eBay, Amazon, Rakuten, Groupon, ASOS, Expedia and other e-commerce platform companies specifically in our e-commerce business in the Asia-Pacific region. Additionally, many of the vendor companies that the industry purchases products from may compete against their clients by offering full life cycle solutions and packages that support compatible software and hardware products, a role that IT web and system integrators normally play, therefore, emerging companies in our industry have taken to a full solution approach that offers clients a robust, 'best of breed' and customized software programming with a higher emphasis on customer service relations. Additionally, in the Asia-Pacific markets, companies offer other options such as managing payroll, and accounting as well as recruitment and human resources on behalf of clients to further differentiate themselves from competitors. According to Transparency Market Research in 2014, the firm believes that the global market for system integration services was valued at $191.36 billion in 2013, and is expected to reach $377.59 billion by 2020, growing at a CAGR (compound annual growth rate) of 10.9% during the period. Their assessment of the industry was that the Asia Pacific region was expected to be the fastest growing regional market for system integration, during the forecasted period. The rapidly growing economies of the Asia-Pacific region and globalization of firms are key drivers in propelling demand for the IT, system integration and services business.

Our company has developed a strategy that will encompass a broader approach to traditional IT web and system integration by focusing efforts on the emerging mobile payment industry. Our approach is to offer our clients full mobile payment integration with their IT strategy and developing a competitive mobile solution to their commerce needs. According to McKinsey, a global business consultancy firm, the Asia-Pacific region will account for more than 50% of the global payments growth over the next five years and cashless transactions will increase by more than 20% growth in countries such as Thailand, China, Indonesia and China.

Competition

The mobile payments industry in the Asia-Pacific region is highly competitive. Given the outlook in the Asia-Pacific region, we believe that competition for revenues will intensify. In the mobile payments space, we compete with stand-alone players such as PayPal, Netteller, China Union Pay, AliPay, and BitPay, additionally, we compete with three categories of institutional players, Non-Bank payment companies, Asia-Pacific banks in home markets, and Banks in non-home markets.

Non-Bank payment companies are telecom or "telco" companies, that are seeking to expand their existing technologies by offering mobile payment solutions integrated into mobile phones and consumer machines such as ticketing services. Asia-Pacific banks are banks in home markets in Asia such as HSBC, Citi, and Standard Chartered. These banking institutions seek to increase their footprint with clients by offering mobile bank payment solutions in order to capture more revenue.

Banks in non-home markets are banks outside the Asia-Pacific region that offer competitive services with the objective to increase cash management services through either low cost fees or no fee accounts. These banks are generally the least sophisticated members of the current competitive landscape based upon their inexperience in operating within the Asia-Pacific region, however, the amount of financial resources these banks control are formidable.

Employees

As of December 31, 2015, we employed a total of three people. The company considers its relationship with its employees to be stable, and anticipates growing its workforce.

Facilities and Logistics

The company maintains an office in Beaverton, Oregon as its headquarters, and an office in Kuala Lumpur, Malaysia, as its location servicing clients within the Asia-Pacific region. Our office in Beaverton is a 1,100 square foot facility owned by our President, Chief Executive Officer, Chairman, and we have secured this space without cost. Our office in Kuala Lumpur is a 2,000 square foot leased facility under a two-year lease agreement. Our office currently maintains the following positions; business development manager, admin and accounts manager, human resources executive, web specialist, and full/part time programmers.

The following table lists our current location.

Location	Address	Size

Beaverton, OR Kuala Lumpur, Malaysia	18582 HW Holly Street, Unit 202 Unit A-9-4, Northpoint Office Suite, Mid Valley City No 1., Medan Syed Putra Utara Kuala Lumpur, Malaysia 59200	1,100, square feet 2,000 square feet

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Description of Property.

See Note 6 to the financial statements for a description of leases. The Company maintains a sales office located at 18582 NW Holly Street, Unit 202, Beaverton, Oregon 97006. This office is 1,100 square feet and owned by Finny Chu, wife of the CEO of the Company. No formal lease agreement was available and no rent was charged by landlord in 2015. We also share a representative office located at Unit A-9-4, Northpoint office suite, Mid Valley City No. 1 Medan Syed Putra Utara, 59200, Kuala Lumpur Malaysia. This office is 2,000 square feet. No formal lease arrangement was available and no rent paid for the office space in 2015. The Company does not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2015, there were five holders of record of the Common Stock and as of the date of this filing, there are 4 holders of record of the Common Stock.

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

On February 20, 2015, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the "SPA") pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to EliteSoft Asia Sdn Bhd. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, February 27, 2015, Richard Chiang executed the agreement, resigned from his positions, and owned no shares of the Company’s stock and EliteSoft Asia Sdn Bhd was the majority stockholder of the Company. Thereafter, Elite Soft Asia transferred its shares in the Company to Cornelius Ee, Eugene Wong and Mae Ling Khoo, as set forth in Item 1.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation .

We are an information technology (IT) web, systems integration and applications solutions company. We combine leading technology and draw upon our experience as professional IT specialists to create, design, develop and maintain corporate websites, e-commerce, social media strategies, server monitoring and supply computer hardware equipment on a global basis. We work to achieve this mission by using technology that is scalable, off-the-shelf, customizable, and communicates a clear message to our clients target market. We market third-party vendor software, IT services, and hardware that deliver new opportunities, greater convenience, and enhanced value to our client's business. We have also established our in-house research and development (R&D) team to focus on ecommerce solutions, mobile payment, and financial services as an increasing effort for our company to provide full life cycle solutions to clients. The company maintains an office in Kuala Lumpur, Malaysia, as its primary business focus is obtaining and servicing clients within the Asia-Pacific region.

Our market opportunity is in Asia and in particular, countries such as Singapore, Thailand, Indonesia, Japan, Hong Kong, Korea, and China. We also find that markets in New Zealand and Australia are favorable to our industry as well.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8.   Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 6, 2015, the Board of Directors and majority shareholders of the Company dismissed Anton & Chia, LLP (“A&C”) as the independent registered public accounting firm for the Company effective immediately. Other than an explanatory paragraph included in audit report of A&C for the Company's fiscal year ended December 31, 2014, relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of A&C on the Company's financial statements for the fiscal year ended December 31, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  From July 7, 2014 through May 7, 2015, there were no disagreements with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of A&C, would have caused A&C to make reference to the subject matter of the disagreements in connection with their report, and there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On May 6, 2015, upon approval of the Company’s Board of Directors, and majority shareholder, the Company engaged Malone Bailey LLP (“MB”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended December 31, 2014, through May 6, 2015, neither the Company nor anyone acting on its behalf consulted with MB regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by MB on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with A&C or a reportable event with respect to A&C; (iii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that MB concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or (iv) Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

The Company's Chief Financial Officer – Khoo Mae Ling, and Chief Executive Officer – Eugene Wong, are responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

For purposes of this Item 9A., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

On December 31, 2015, Mr. Wong, our Chief Executive Officer, and Mr. Ling, our Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected and is not effective.

On December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2015, on April 14, 2016 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

Our independent public accountant, MaloneBailey, LLP has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, MaloneBailey, LLP expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2015 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Eugene Wong	52	President, Chief Executive Officer, Chairman of the Board of Directors,

Khoo Mae Ling	43	Chief Financial Officer, Secretary and Director
Cornelius Ee	28	Vice President, Information Technology and Director
Finny Fung Lin Chu	53	Assistant Secretary

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

Biographical Information for Finny Fung Lin Chu

Finny Fung Lin Chu, Assistant Secretary

Ms. Chu, who was recently appointed to the Assistant Secretary position, has significant experience in the financial sector. Ms. Chu is employed by Bank of the West as a Financial Service Representative, she was formerly a sales/products consultant for L'Occitane En Provence. Ms. Chu Attended Executive Institute of Hair Design from 1981-1982 and graduated with a diploma and State License. She attended Portland State University in 1983.

B. Significant Employees.

As of the date hereof, the Company has no significant employees.

C. Family Relationships.

Ms. Chu is the wife of Eugene Wong, our President, Chief Executive Officer and Chairman of the Board of Directors.

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

The following table sets forth, as of April 11, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Eugene Wong	4,000,000	34%
Khoo Mae Ling	3,000,000	25%
Cornelius Ee	3,000,000	25%
All Officers and Directors as a group (3 persons)	10,000,000	84%
EliteSoft Asia Sdn Bhd	2,000,000	16%
All outstanding	12,000,000	100%

(1) The above percentages are based on 12,000,000 shares of common stock outstanding as of April 11, 2016.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Cohen & Co. is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Cohen & Co. for professional services rendered for the year ended December 31, 2014.

Audit Fees

The fees for the audit services billed and to be billed by Malone-Bailey, LLP for the year ended December 31, 2015 amounted to $12,000. The fees for the audit services billed and to be billed by Cohen & Co. for the year ended in December 31, 2015 amounted to $6,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Malone-Bailey, LLP or Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning for 2015

All Other Fees

There were no fees billed by Malone-Bailey or Cohen & Co. for other products and services for 2015.

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

EliteSoft Global, Inc.

Dated: April 14, 2016

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

Name	Title	Date

By: /s/ Eugene Wong Eugene Wong	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 14, 2016

By: /s/ Khoo Mae Ling Khoo Mae Ling	Chief Financial Officer (Principal Financial Officer), Secretary and Director	April 14, 2016

EliteSoft Global Inc.
(FKA ANDES 3 Inc)

FINANCIAL STATEMENTS

As of December 31, 2015 and 2014
And For the Year Ended December 31, 2015 and the Period From June 23, 2014
(Date of Inception) To December 31, 2014

Contents

Financial Statements	PAGE

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2015 and 2014	F-3

Statements of Operations for the year ended December 31, 2015 and the period from June 23, 2014 (inception) through December 31, 2014	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2015 and the period from June 23, 2014 (inception) through December 31, 2014	F-5

Statements of Cash Flows for the year ended December 31, 2015 and the period from June 23, 2014 (inception) through December 31, 2014	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EliteSoft Global, Inc.,

We have audited the accompanying balance sheet of Elitesoft Global, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EliteSoft Global, Inc. as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a series of net losses resulting in accumulated deficit as of December. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2016

Index

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

/s/Anton & Chia, LLP

Newport Beach, CA

March 20, 2015

ELITESOFT GLOBAL INC.
FKA: ANDES 3 INC.
BALANCE SHEETS

ASSETS
	December, 31
	2015	2014
Current Assets:
Cash and cash equivalents	$ 200,374	$ -
Accounts receivable, net	40,226	-
Prepaid expense	1,000	-
Total Current Assets	241,600	-

Total Assets	$ 241,600	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	14,729	1,680
Accounts payable and accrued expenses - related party	10,000	-
Deferred revenue	150,000	-
Due to related parties	53,331	1,148
Total Current Liabilities	228,060	2,828

Total Liabilities	228,060	2,828

Stockholders' Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares
authorized; 12,250,000 and 10,000,000 shares issued
and outstanding as of December, 31 2015 and December 31,
2014, respectively)	1,225	1,000
Additional paid-in capital	49,060	1,000
Accumulated deficit	(36,745)	(4,828)
Total Stockholders' Equity (Deficit)	13,540	(2,828)

Total Liabilities and Stockholders' Equity	$ 241,600	$ -

The accompanying notes are an integral part of these financial statements.

Index

ELITESOFT GLOBAL INC.
FKA: ANDES 3 INC.
STATEMENTS OF OPERATIONS
For The Year Ended December 31, 2015 and Period From June 23, 2014 (Inception) Through December 31, 2014

	The Year Ended December 31, 2015	The Period From June 23, 2014 (Inception) Through December 31, 2014

Net revenues	$ 71,241	$ -

Cost of revenues	22,600	-

Gross Profit	48,641	-

General and administrative expenses	80,567	4,828

Loss From Operations	(31,926)	(4,828)

Other Income -
Interest income	9	-

Net Loss	$ (31,917)	$ (4,828)

Basic and diluted loss per common share	$ -	$ -

Basic and diluted weighted average common
shares outstanding	11,229,452	10,000,000

The accompanying notes are an integral part of these financial statements.

Index

ELITESOFT GLOBAL INC.
FKA: ANDES 3 INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Year Ended December 31, 2015 and Period From June 23, 2014 (Inception) Through December 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 23, 2014 (inception) - Shares issued for services at $0.01 per share stock-based compensation – related party	10,000,000	$ 1,000	$ -	$ -	$ 1,000

Contributed capital - related party		-	1,000	-	1,000
Net loss		-	-	(4,828)	(4,828)

Balances, December 31, 2014	10,000,000	1,000	1,000	(4,828)	(2,828)

Stock-based compensation	250,000	25	4,975	-	5,000
Stock issued for assumption of service contract	2,000,000	200	43,085	-	43,285
Net loss	-	-	-	(31,917)	(31,917)

Balances, December 31, 2015	12,250,000	$ 1,225	$ 49,060	$ (36,745)	$ 13,540

The accompanying notes are an integral part of these financial statements.

Index

ELITESOFT GLOBAL INC.
FKA: ANDES 3 INC.
STATEMENTS OF CASH FLOWS
For The Year Ended December 31, 2015 and Period From June 23, 2014 (Inception) Through December 31, 2014

	The Year Ended December 31, 2015	The Period From June 23, 2014 (Inception) Through December 31, 2014
Cash Flows From Operating Activities:
Net loss	$ (31,917)	$ (4,828)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Stock-based compensation	5,000	-
Stock-based compensation - related party	-	1,000
Stock issued for assumption of service contract	43,285	-
Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(40,226)	-
Prepaid expense	(1,000)	-
Accounts payable and accrued expenses	13,049	1,680
Accounts payable and accrued expenses - related party	10,000	-
Due to related parties	2,183	1,148
Deferred revenue	150,000	-
Net Cash Provided By (Used In) Operating Activities	150,374	(1,000)

Cash Flows From Financing Activities-
Borrowings from related paty	50,000	-
Proceeds fro contributed capital - related party	-	1,000
Net Cash Provided By Financing Activities	50,000	1,000

Net Increase in Cash and Cash Equivalents	200,374	-
Cash and Cash Equivalents, Beginning of The Year (Period)	-	-

Cash and Cash Equivalents, End of The Year	$ 200,374	$ -

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$ -	$ 1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Index

Note 1 – NATURE OF BUSINESS

EliteSoft Global Inc., (the "Company", or "EliteSoft Global") was incorporated in the State of Delaware on June 23, 2014. The Company was formerly known as ANDES 3 Inc. and changed its name to EliteSoft Global Inc. on March 23, 2015.

The Company currently generates revenue by providing web and IT services to a limited number of clients. Services the Company provides include the following: (a) Creation and design of corporate images and materials, (b) Design and development of websites, (c) Development of e-commerce software for sales transactions, (d) Provide required computer hardware to operate online businesses, (e) 24/7 server monitoring, (f) Create social media strategies via Facebook, Twitter, Instagram, (g) Provide video production services for infomercials.

Our primary goals are to become the leading IT services company in Asia with a strong focus on the financial sector, e-commerce, business-web-based training and certification.

Index

Note 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at December 31, 2015 or 2014. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at December 31, 2015.

Revenue Recognition

The Company derives its revenues primarily from providing web and IT services. Web and IT services revenues consist of fees from web design, software development, domain and hosting, and maintenance and other services. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. The Company's service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations. The Company records revenues net of sales taxes. Revenues from web design, software development are generally recognized after the projects are completed and when delivery is made or title and risk of loss otherwise transfers to the customer, and the collection is reasonably assured. Revenues from IT consulting services, domain and hosting, and maintenance services are generally recognized on a straight-line basis over the length of the contract.

The Company also enters into arrangements with multiple deliverables that generally include web design and software development, domain and hosting, and maintenance and other services, with the term ranging from one month to two years. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board's (the “FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the element’s fair value in accordance with ASC 605 and related revenues are recognized pursuant to the criteria described above. During the year ended December 31, 2015, in one of the arrangements that contain multiple deliverables, the Company acted as an agent in the transaction. As the agent, it records revenues on a net basis. Customer payments received in advance of the performance of services are recorded as deferred revenues in the balance sheets, and are recognized as revenue when the web and IT services are rendered.

Cost of Revenues

Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services

 Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At December 31, 2015, the Company had a $50,000 note payable which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at December 31, 2015.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10, Compensation- Stock Compensation, and FASB ASC 505-50, Equity- Based Payments to Non-Employees. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Related Parties

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” ASC Topic No. 740, requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC Topic No. 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Management has analyzed the Company’s material tax positions and has determined that no material uncertain tax positions exist that require recognition or disclosure in the accompanying financial statements.

Index

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:

·	Level 1- Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
·	Level 2 – Inputs are inputs other than quoted prices included within Level 1 that are observable for the assets or liability, either directly or indirectly.
·	Level 3 – Inputs are unobservable inputs for the asset or liability.

The Company does not have any financial assets or liabilities  that are required to be fair valued on a recurring basis. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable and accrued expenses, and deferred revenue, the carrying amounts approximate fair values due to their short maturities.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

Foreign Currency Transactions and Translation

The Company records and settles all transactions in U.S. Dollars based on the current exchange rate prevailing at each transaction date, therefore there are no translation adjustments at the balance sheet date that should be included in accumulated other comprehensive income.

Accounting Standards Not Yet Adopted

In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

Index

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, we anticipate no effect on our balances sheets as the Company has recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at December 31, 2015 and 2014.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted.  Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a deficit accumulated of $36,745 as of December 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Index

Note 3 - RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at December 31, 2015. The Loan is not yet convertible as the shares are not publically traded on an exchange

During the quarter ended September 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of December 31, 2015, the Company owed $3,331 to Mr. Cornelius Ee.

During 2015, the Company entered into a six month service contract with ESA is to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations –customer relation management program.  The total contract value is approximately $414,000.  No services under this contract have been incurred at December 31, 2015.  The Company had a second contract with ESA to provide website design and development in the amount of $10,000.  This contract has been completed at December 31, 2015 and $10,000 is included in cost of revenues earned at December 31, 2015.  Included in accounts payable and accrued expenses – related party is $10,000 related to this second contract.

Other related party transactions are disclosed in Notes 4 and 6 to these financial statements.

Note 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

On June 23, 2014 (date of inception), the Company issued 10,000,000 shares of restricted common stock to Richard Chiang as share-based compensation. The fair value of the shares issued was determined to be $2,000. The compensation cost was fully recognized during 2014.

On February 20, 2015, Richard Chiang, then the Company’s sole director and shareholder, entered into a Stock Purchase Agreement (the "SPA") whereby EliteSoft Asia Sdn Bhd.("ESA") purchased 10,000,000 shares of the Company’s common stock from Mr. Chiang, which constituted 100% of our issued and outstanding shares of common stock for $40,000. Upon Mr. Chiang's resignation following the execution of the SPA, ESA, as the Company’s sole shareholder elected Mr. Eugene Wong, as a Director of the Company.

Pursuant to its assignment assumption agreement, dated June 1, 2015, the Company issued 2,000,000 shares of the Company’s restricted common stock to ESA. The agreement provides for revenue of $2,000 a month and will cease on January 1, 2018 subject to yearly renewal with the consent of both parties. The shares for the agreement were valued at $43,285. The shares were valued based on expected revenue over the initial term of the agreement of $62,000 less cost of revenue.

On May 1, 2015, the Company entered into a six-month consulting agreement with Tech Associates, Inc., an entity owned by the Company’s former stockholder, Richard Chiang. As part of the total consideration paid, the Company issued 250,000 shares of restricted common stock on October 1, 2015 to Tech Associates, Inc. (Note 7). The fair value of the shares issued was determined to be $5,000 based on the share price from the most recent share issuance on June 1, 2015 with ESA. The compensation cost was recognized over the initial service term of six months. For the year ended December 31, 2015, $5,000 of stock-based compensation was recognized.

Preferred Stock

The Company’s board of directors has the authority to issue up to 5,000,000 shares of $0.0001 par value preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2015, no shares of preferred stock were outstanding.

Index

Note 5 – INCOME TAXES

The following table summarizes a reconciliation of income tax expense compared with the amounts at the U.S. federal statutory income tax rate for the year ended December 31, 2015 and the period since inception through December 31, 2014:

	2015	2014
Income tax expense at U.S. federal statutory rates	$ -	$ -
Deferred tax benefit of net operating loss carryforward	4,800	700
Change in valuation allowance	(4,800)	(700)

Total income tax expense	$ -	$ -

Deferred income tax assets and liabilities at December 31, 2015 and 2014 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31:

	2015	2014
Deferred tax assets
Net operating loss carryforward	$ 5,500	$ 700
Less: valuation allowances	(5,500)	(700)

Total deferred tax assets, net	$ -	$ -

The Company has incurred losses since inception and has a deficit accumulated of $36,745 as of December 31, 2015. As a result of the Company recorded a valuation allowance for deferred tax assets as management does not expect to have the ability to utilize them within the carryforward period. Management will reassess the realization of the deferred tax assets based on the accounting standards for income taxes for each reporting period. To the extent the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Note 6 – LEASES

The company maintains a sales office located at 18582, NW Holly Street, Unit 202, Beaverton, Oregon 97006. This office is 1,100 square feet and owned by Finny Chu, Wife of CEO of the Company. No formal lease agreement was available and no rent was charged by landlord in 2015.

We also share a representative office located at Unit A-9-4, Northpoint office suite, Mid Valley City. No. 1, Medan Syed Putra Utara, 59200, Kuala Lumpur Malaysia. This office is 2,000 square feet. No formal lease agreement was available and no rent was paid for this office in 2015.

Index

Note 7 – CUSTOMER CONCENTRATION AND GEOGRAPHIC CONCENTRATION

During the year ended December 31, 2015, the Company generated revenues from four customers and each of the four customers accounted for 20%, 39%, 20% and 21% of the Company’s revenue, respectively. The accounts receivables from these four customers were 20%, 20%, 36% and 24% of the total accounts receivables, respectively. The loss of either of the customers could have an adverse effect on the Company's business, operating results, or financial condition. All the four customers are in East Asia, including Malaysia and Singapore.

Note 8 - SUBSEQUENT EVENTS

On February 16, 2016, Tech Associates, Inc. (“Tech”) terminated its Consulting Agreement, effective as of the date of the correspondence and it requested in writing to cancel shares that were issued to Tech pursuant to its Consulting Agreement. On March 23, 2016, the Company and Tech entered into a Mutual Release Agreement, whereby in consideration of a release of any and all further obligations by the Company under the Consulting Agreement with Tech, and in consideration of a release of any and all further obligations by Tech under the Consulting Agreement, as previously disclosed at Exhibit 10.3 on Form 8-K dated October 20, 2015. The Mutual Release Agreement and Exhibit A were disclosed on Form 8-K dated March 23, 2016 whereas Tech and the Company both agreed to release the other party of any and all further obligations, and Tech's request to cancel 250,000 shares of the Company’s stock that had been previously issued to Tech was granted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EliteSoft Global Inc.

By: /s/ Swee Seong "Eugene" Wong

Swee Seong "Eugene" Wong

President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ Khoo Mae Ling

Khoo Mae Ling

Chief Financial Officer, Secretary and Director

(Principal Financial Officer)

Date: April 14, 2016

Index