Form 10-K/A
period 2015-12-31
EliteSoft Global Inc.
filed 2016-04-27
CIK 1612254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The following table lists our current location.

Location	Address	Size

Beaverton, OR	18582 HW Holly Street, Unit 202	1,100, square feet
Kuala Lumpur, Malaysia	Unit A-9-4, Northpoint Office Suite, Mid Valley City No 1., Medan Syed Putra Utara Kuala Lumpur, Malaysia 59200	2,000 square feet

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

Overview

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

During 2015, the Company entered into service agreements with 4 customers. During the fourth quarter, these contracts began generating cash flow for the Company.

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

Fiscal Year

Our fiscal year ends on December 31.

Results of Operations

Sources of Revenues. The Company derives its revenues primarily from providing web and IT services. Web and IT services revenues consist of fees from web design, software development, domain and hosting, and maintenance and other services. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. The Company's service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations. The Company records revenues net of sales taxes. Revenues from web design, software development are generally recognized after the projects are completed and when delivery is made or title and risk of loss otherwise transfers to the customer, and the collection is reasonably assured. Revenues from IT consulting services, domain and hosting, and maintenance services are generally recognized on a straight-line basis over the length of the contract.

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

As of December 31, 2015, we had 4 customers each of whom individually accounted for at least 10 percent of our revenues during 2015. We expect revenues to increase for the next several quarters as we obtain additional customers. Net revenue for the twelve months ended December 31, 2015 was $71,241, as compared to $-0- for the period from June 23, 2014 (inception) to December 31, 2014. The increase in net revenue was due to sales volume from the four contracts we entered into during 2015.

Cost of Revenues. Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services. We expect Cost of Revenues as a percentage of total revenues to increase for the next several quarters. Cost of revenues for the twelve months ended December 31, 2015 was $22,600, as compared to $-0- for the period from June 23, 2014 (inception) to December 31, 2014. This increase of $22,600 was primarily attributable to an increase in sales revenues.

General and Administrative Expenses. General and Administrative expenses consist of salaries and related expenses, including stock-based compensation, and stock issued for the assumption of a service contract, and professional fees, including legal and accounting costs. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative expenses as a percentage of total revenues to increase for the next several quarters. Total general and administrative expenses were $80,567 for the twelve months ended December 31, 2015, as compared to $4,828 for the period June 23, 2014 (inception) to December 31, 2014. This $75,739 increase was primarily attributable to stock-based compensation, stock issued for the assumption of a service contract, and professional fees.

Liquidity and Capital Resources

As of December 31, 2015, our principal source of liquidity was cash and cash equivalents totaling $200,374.

Net cash provided by (used in) operating activities was $150,374 during 2015 and ($1,000) for the period from June 23, 2014 (inception) to December 31, 2014. Cash provided by operating activities during 2015 was affected by the amount of net loss adjusted for non-cash expense items such as the expense associated with stock-based awards and stock issued for the assumption of a major service contract; the timing of collections from our customers, and changes in working capital accounts. Net cash provided by operating activities during 2015 increased $151,374 over the same period a year ago primarily due to the Company billing one of its customers in advance.

Our working capital accounts consist of accounts receivables and prepaid assets. Claims against working capital include accounts payable and accrued expenses and deferred revenue. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $13,540 and ($2,828) as of December 31, 2015 and 2014.

Net cash provided by financing activities was $50,000 during 2015 and $1,000 during the same period a year ago. The net cash provided by financing activities during 2015 primarily related to working capital funds provided by a Company stockholder.

Our cash and cash equivalents are comprised primarily of money market funds.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or contractual commitments that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

For an unlimited period of time additional funds will be contributed from existing stockholders, including Swee Seong "Eugene" Wong, our Chief Executive Officer, and Chairman of the Board of Directors, or another source, in the form of a loan. There can be no assurances that any loan obtained by another source will be on favorable terms, if at all.

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

On December 31, 2015, Eugene Wong, our Chief Executive Officer, and Mae Ling Khoo, our Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

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

Dated: April 27, 2016

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

Name	Title	Date

By: /s/ Eugene Wong Eugene Wong	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	April 27, 2016

By: /s/ Khoo Mae Ling Khoo Mae Ling	Chief Financial Officer (Principal Financial Officer), Secretary and Director	April 27, 2016

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EliteSoft Global, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring losses since inception, which raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Index

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

Cost of Revenues

Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services.

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

Date: April 25, 2016

Index