Form 10-Q
period 2016-03-31
EliteSoft Global Inc.
filed 2016-05-16
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 4, 2016, the issuer had 12,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. Condensed Balance Sheets
	March 31,	December 31,
	2016	2015
(Unaudited)
ASSETS

Current Assets:
Cash	$470,492	$200,374
Accounts receivable. Net	348,088	40,226
Prepaid expense	1,000	1,000
Total Current Assets	819,580	241,600

Total Assets	$819,580	$241,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$498,733	$14,729
Accounts payable and accrued expenses – related party	198,372	10,000
Deferred revenue	–	150,000
Due to related parties	53,331	53,331
Income tax payable	18,700	–
Total Current Liabilities	769,136	228,060

Total Liabilities	769,136	228,060

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,200	1,225
Additional paid-in capital	44,085	49,060
Retained earnings (accumulated deficit)	5,159	(36,745)
Total Stockholders' Equity	50,444	13,540

Total Liabilities and Stockholders' Equity	$819,580	$241,600

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)
	Three months ended March 31,
	2016	2015

Revenue	$798,133	$–
Cost of revenues	726,976	–
Gross Profit	71,157	–

General and administrative expenses	15,589	2,449
Income (loss) from operations	55,568	(2,449)

Other income:
Interest income	36	–
Other income	5,000	–

Net income (loss) before income tax	60,604	(2,449)

Income tax expense	(18,700)	–

Net income (loss)	$41,904	$(2,449)

Basic & diluted income (loss) per common share	$0.00	$(0.00)

Basic & diluted weighted average common shares outstanding	12,228,000	10,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash Flows from Operating Activities:
Net income (loss)	$41,904	$(2,449)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Reversal of stock-based compensation	(5,000)	–

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(307,862)	–
Accounts payable and accrued liabilities	484,004	1,199
Deferred revenue	(150,000)	–
Due to related parties	188,372	1,250
Income tax payable	18,700	–
Net Cash Provided by (Used in) Operating Activities	270,118	–

Net Increase in Cash and Cash Equivalent	270,118	–

Cash and Cash Equivalents , Beginning of Period	200,374	–

Cash and Cash Equivalents, End of Period	$470,492	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND HISTORY AND BASIS OF PRESENTATION

EliteSoft Global Inc., (the “Company”, or “EliteSoft Global”) was incorporated in the State of Delaware on June 23, 2014. The Company was formerly known as ANDES 3 Inc. and changed its name to EliteSoft Global Inc. on March 23, 2015. The Company currently generates revenue by providing web and IT services to a limited number of clients. The Company provides the following services: (a) Creation and design of corporate images and materials, (b) Website design and development, (c) Development of e-commerce software for sales transactions, (d) Supplying required computer hardware to operate online businesses, (e) 24/7 server monitoring, (f) Creation of social media strategies via Facebook, Twitter, Instagram, and (g) Video production services for infomercials.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Accounts receivable – Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at March 31, 2016.

Revenue recognition – The Company derives its revenues primarily from providing web and IT services. Web and IT services revenues consist of fees from web design, software development, domain and hosting, and maintenance and other services. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. The Company's service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations. The Company records revenues net of sales taxes. Revenues from web design, software development are generally recognized after the projects are completed and when delivery is made or title and risk of loss otherwise transfers to the customer, and the collection is reasonably assured. Revenues from IT consulting services, domain and hosting, and maintenance services are generally recognized on a straight-line basis over the length of the contract.

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

Cost of revenues – Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At March 31, 2016, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at March 31, 2016.

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

Related parties – A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

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

Fair value of financial instruments – The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of fair value hierarchy are as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

Foreign currency transactions and translation – The Company records and settles all transactions in U.S. Dollars based on the current exchange rate prevailing at each transaction date, therefore there are no translation adjustments at the balance sheet date that should be included in accumulated other comprehensive income.

Accounting standards note yet adopted

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

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, we anticipate no effect on our balances sheets as the Company has no deferred tax assets and liabilities at March 31, 2016 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

3.    GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $5,159 as of March 31, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at March 31, 2016. The Loan is not yet convertible as the shares are not publically traded on an exchange

During the quarter ended September 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of March 31, 2015, the Company owed $3,331 to Mr. Cornelius Ee.

During 2015, the Company entered into a six-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations –customer relation management program. The total contract value is approximately $414,000. During the three months ended March 31, 2016, the Company incurred cost of $248,372 under this contract. Included in accounts payable and accrued expenses – related party is $198,372 related to this contract.

5.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2016, 12,000,000 shares were issued and outstanding respectively.

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2016.  The $5,000 was recorded as other income during the three months ended March 31, 2016.

6.    CUSTOMER CONCENTRATION

During the three months ended March 31, 2016, the Company generated revenues from five customers and each of the five customers’ accounts for 97.32%, 0.25%, 0.19%, 0.75% and 1.49% of the Company’s revenue, respectively. The accounts receivable from these five customers were 89.04%, 3.09%, 0.43%, 4.02% and 3.42% of the total accounts receivable, respectively. The loss of any of these customers could have an adverse effect on the Company’s business, operating results, or financial condition.

7.    SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 14, 2016, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an information technology (IT) web, systems integration and applications solutions company. We combine leading technology and draw upon our experience as professional IT specialists to create, design, develop and maintain corporate websites, e-commerce, social media strategies, server monitoring and supply computer hardware equipment on a global basis. We work to achieve this mission by using technology that is scalable, off-the-shelf, customizable, and communicates a clear message to our clients' target market. We market third-party vendor software, IT services, and hardware that deliver new opportunities, greater convenience, and enhanced value to our client's business. We have also established our in-house research and development (R&D) team to focus on ecommerce solutions, mobile payment, and financial services as an increasing effort for our company to provide full life cycle solutions to clients. The company maintains an office in Kuala Lumpur, Malaysia, as its primary business focus is obtaining and servicing clients within the Asia-Pacific region.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports and in operating our business consistent with our business plan. We anticipate that these costs will be in excess of $20,000, and that we will be able to meet these costs as necessary, through loans or equity invested in us by our stockholders, management or other investors. We anticipate allocating the entire amount towards the filing of Exchange Act reports.

The Company incorporates by reference the Form 8-K filed on September 4, 2015 (commonly referred to as the “Super 8”). See also Part II, Item 5. In further disclosure, several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has retained earnings of $5,195 as of March 31, 2016, has generated revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, the ability to raise capital through a private offering of its securities or a public offering through an effective registration statement. Furthermore, the Company’s future business strategy is contingent upon securing and servicing additional credit facilities. We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns. Notwithstanding these risks, which are inherent in any company under our current circumstances, the Company believes that it is well-positioned from a management standpoint entering into its second quarter of 2016. The Company is committed to raising capital in pursuit of its short-term and long-term business plan, as set forth in its Super 8.

Results of Operations

The following table sets forth the summary income statement for the three months ended March 31, 2016 and 2015:

Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$ 798,133	$ –
Cost of Revenues	$ 726,976	$ –
Operating Expense	$ 15,589	$ 2,449
Net Income (Loss)	$ 41,904	$ (2,449)

For the three months ended March 31, 2016 and 2015, we reported a net income of $41,904 and net loss of $2,449, respectively. The change in net loss between the three months ended March 31, 2016 and 2015 was primarily attributable to the revenue generated during the three months ended March 31, 2016 as compared to $nil during the three months ended March 31, 2015.

Revenue - Total revenues for the three months ended March 31, 2016, were $798,133, compared to $nil for the three months ended March 31, 2015. This resulted in an increase of approximately $798,133 from the comparable period. The increase in revenue is primarily a result of additional sales.

Operating Expenses - Operating expenses for the three months ended March 31, 2016, was $15,589, as compared to $2,449 for the three months ended March 31, 2015. The increase is primarily attributable to the increase of $13,140 in general and administrative expense for the three months ended March 31, 2016 due to an increase in professional and consulting fees and overhead expenses.

Liquidity and Capital Resources

Working Capital

	March 31, 2016	December 31, 2015
Current Assets	$819,580	$241,600
Current Liabilities	$769,136	$228,060
Working Capital	$50,444	$13,540

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, restoring and leasing properties and funding our operations.

Our long-term liquidity needs primarily of funds necessary to pay for the acquisition and maintenance of properties; non-recurring capital expenditures; interest and principal payments on our indebtedness; and general and administrative expenses. We seek to satisfy our long-term liquidity needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through the funding by members and third party loans. We believe our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future if we do not receive additional funding. Our assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short-terms liquidity should a cash flow shortfall arise that cause a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, if at all.

Our working capital accounts consist of accounts receivable and prepaid assets. Claims against working capital include accounts payable and accrued expenses and deferred revenue. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $50,444 and $13,540 as of March 31, 2016 and December 31, 2015.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $270,118 and $nil, respectively. The increase in cash provided by operating activities was primarily related to the timing of collections from our customers and the timing of payments to our vendors. We did not have any net cash activity associated with investing and financing activities for the three months ended March 31, 2016 and 2015.

Our estimated working capital requirement for the next 12 months is $60,000 with an estimated burn rate of $5,000 per month. As reflected in the accompanying financial statements, we had cash of $470,492 on hand on March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings (however, our wholly-owned subsidiary does service debt related to the properties owned by the subsidiary), and, consequently, we are not affected by changes in market interest rates. We currently have sales or own assets and operate facilities in countries outside the United States and, consequently, we are affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and the United States Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

As described in Basis of Presentation in this First Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2016.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period ending	Filing date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
33.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
34.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date:  May 14, 2016