Form 10-Q
period 2016-06-30
EliteSoft Global Inc.
filed 2016-07-28
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2016
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 27, 2016, the issuer had 12,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. Condensed Balance Sheets (Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$426,044	$200,374
Accounts receivable. net	307,691	40,226
Prepaid expense	–	1,000
Total Current Assets	733,735	241,600

Total Assets	$733,735	$241,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$360,777	$14,729
Accounts payable and accrued expenses – related party	206,976	10,000
Deferred revenue	–	150,000
Due to related parties	53,331	53,331
Income tax payable	30,434	–
Total Current Liabilities	651,518	228,060

Total Liabilities	651,518	228,060

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,200	1,225
Additional paid-in capital	44,085	49,060
Retained earnings (accumulated deficit)	36,932	(36,745)
Total Stockholders' Equity	82,217	13,540

Total Liabilities and Stockholders' Equity	$733,735	$241,600

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$272,552	$5,963	$1,070,685	$5,963
Cost of revenues	188,836	1,800	915,812	1,800
Gross Profit	83,716	4,163	154,873	4,163

General and administrative expenses	40,245	47,904	55,834	50,353
Income (loss) from operations	43,471	(43,741)	99,039	(46,190)

Other income:
Interest income	36	–	72	–
Other income	–	–	5,000	–

Net income (loss) before income tax	43,507	(43,741)	104,111	(46,190)

Income tax expense	(11,734)	–	(30,434)	–

Net income (loss)	$31,773	$(43,741)	$73,677	$(46,190)

Basic & diluted income (loss) per common share	$0.00	$(0.00)	$0.01	$(0.00)

Basic & diluted weighted average common shares outstanding	12,000,000	10,637,363	12,114,000	10,320,442

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash Flows from Operating Activities:
Net income (loss)	$73,677	$(46,190)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Reversal of stock-based compensation	(5,000)	–
Stock issued for assumption of service contract	–	43,285

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(267,465)	(5,963)
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	346,048	2,999
Deferred revenue	(150,000)	–
Due to related parties	196,976	2,183
Income tax payable	30,434	–
Net Cash Provided by (Used in) Operating Activities	225,670	(3,686)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	–	50,000
Net Cash Provided by Financing Activities	–	50,000

Net Increase in Cash and Cash Equivalent	225,670	46,314

Cash and Cash Equivalents, Beginning of Period	200,374	–

Cash and Cash Equivalents, End of Period	$426,044	$46,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

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

Accounts receivable – Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at June 30, 2016.

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

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2016, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at June 30, 2016.

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10, “Compensation- Stock Compensation”, and FASB ASC 505-50, “Equity- Based Payments to Non-Employees”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

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

The Company does not have any financial assets or liabilities that are required to be fair valued on a recurring basis. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, amounts due to related parties and income tax payable, the carrying amounts approximate fair values due to their short maturities.

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

Accounting standards not yet adopted - In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

3. GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $36,932 as of June 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4. EARNINGS (LOSS) PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:

Income (loss) attributable to common stock	$ 31,773	12,000,000	$ 0.00	(43,741)	10,637,363	$ (0.00)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock including assumed conversions	$ 31,773	12,000,000	$ 0.00	(43,741)	10,637,363	$ (0.00)

	For the Six Months Ended June 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:

Income (loss) attributable to common stock	$ 73,677	12,114,000	$ 0.01	$ (46,190)	10,320,442	$ (0.00)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock including assumed conversions	$ 73,677	12,114,000	$ 0.01	$ (46,190)	10,320,442	$ (0.00)

5. RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at June 30, 2016. The Loan is not yet convertible as the shares are not publicly traded on an exchange

During the quarter ended September 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of June 30, 2016, the Company owed $3,331 (December 31, 2015 - $3,331) to Mr. Cornelius Ee.

During 2015, the Company entered into a six-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations –customer relation management program. The total contract value is approximately $414,000. During the six months ended June 30, 2016, the Company incurred cost of $331,162 under this contract. Included in accounts payable and accrued expenses – related party is $206,976 (December 31, 2015 - $10,000) related to this contract.

6. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2016 and December 31, 2015, 12,000,000 and 12,250,000 shares were issued and outstanding, respectively.

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2015.  The $5,000 was recorded as other income during the six months ended June 30, 2016.

7. CUSTOMER CONCENTRATION

During the six months ended June 30, 2016, the Company generated revenues from five customers and one major customer accounted for 96% of the Company’s revenue. The accounts receivable from this major customer was 82% of the total accounts receivable. No other customer accounted for more than 10% of revenues or accounts receivable. The loss of the major customer could have an adverse effect on the Company’s business, operating results, or financial condition.

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including July 27, 2016, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

The Company incorporates by reference the Form 8-K filed on September 4, 2015 (commonly referred to as the “Super 8”). See also Part II, Item 5. In further disclosure, several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has retained earnings of $36,932 as of June 30, 2016, has generated revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, the ability to raise capital through a private offering of its securities or a public offering through an effective registration statement. Furthermore, the Company’s future business strategy is contingent upon securing and servicing additional credit facilities. We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns. Notwithstanding these risks, which are inherent in any company under our current circumstances, the Company believes that it is well-positioned from a management standpoint entering into its third quarter of 2016. The Company is committed to raising capital in pursuit of its short-term and long-term business plan, as set forth in its Super 8.

Results of Operations

The following table sets forth the summary income statement for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	272,552	5,963	1,070,685	5,963
Cost of Revenues	188,836	1,800	915,812	1,800
Operating Expense	40,245	47,904	55,834	50,353
Net Income (Loss)	31,773	(43,741)	73,677	(46,190)

For the three months ended June 30, 2016 and 2015, we reported a net income of $31,773 and net loss of $43,741, respectively. The change in net loss between the three months ended June 30, 2016 and 2015 was primarily attributable to the revenue of $272,552 generated during the three months ended June 30, 2016 as compared to $5,963 during the three months ended June 30, 2015.

For the six months ended June 30, 2016 and 2015, we reported a net income of $73,677 and net loss of $46,190, respectively. The change in net loss between the six months ended June 30, 2016 and 2015 was primarily attributable to the revenue of $1,070,685 generated during the six months ended June 30, 2016 as compared to $5,963 during the six months ended June 30, 2015.

Revenue - Total revenues for the three months ended June 30, 2016, were $272,552, compared to $5,963 for the three months ended June 30, 2015. This resulted in an increase of approximately $266,589 from the comparable period. The increase in revenue is primarily a result of collection of 30% retainer fee from a major customer.

Revenue - Total revenues for the six months ended June 30, 2016, were $1,070,685, compared to $5,963 for the six months ended June 30, 2015. This resulted in an increase of approximately $1,064,722 from the comparable period. The increase in revenue is primarily a result of completion of over 50% of the major contract secured in first quarter of 2016.

Operating Expenses - Operating expenses for the three months ended June 30, 2016, was $40,245, as compared to $47,904 for the three months ended June 30, 2015. The decrease is primarily attributable to the decrease of $7,659 in general and administrative expense for the three months ended June 30, 2016. During the three months ended June 30, 2016 and 2015, the Company incurred professional fees of $34,140 and $nil, respectively. In addition, during the three months ended June 30, 2016 and 2015, the Company recorded stock based compensation of $nil and $43,085, respectively.

Operating Expenses - Operating expenses for the six months ended June 30, 2016, was $55,834, as compared to $50,353 for the six months ended June 30, 2015. The increase is primarily attributable to the increase of $5,481 in general and administrative expense for the six months ended June 30, 2016 due to the increase of $39,592 in professional fess offset by the decrease of $43,085 in stock based compensation. The Company also recorded $10,800 of salaries and wages as general and administrative expenses for the six months ended June 30, 2016. Salaries and wages was included in cost of revenue for the six months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

	June 30, 2016	December 31, 2015
Current Assets	$733,735	$241,600
Current Liabilities	$651,518	$228,060
Working Capital	$82,217	$13,540

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

Our working capital accounts consist of cash and accounts receivable. Claims against working capital include accounts payable and accrued liabilities, amounts due to related parties, and income tax payable . Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $82,217 and $13,540 as of June 30, 2016 and December 31, 2015, respectively.

Cash Flow Information

Net cash provided by operating activities for the six months ended June 30, 2016 was $225,670. Net cash used in operating activities for the six months ended June 30, 2015 was $3,686. The increase in cash provided by operating activities was primarily related to the timing of collections from our customers and the timing of payments to our vendors.

We did not have any net cash activity associated with investing activities for the six months ended June 30, 2016 and 2015.

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $nil and $50,000, respectively. During the six months ended June 30, 2015, the Company received proceeds of $50,000 from issuance of a note payable to a related party.

Our estimated working capital requirement for the next 12 months is $60,000 with an estimated burn rate of $5,000 per month. As reflected in the accompanying financial statements, we had cash of $426,044 on hand on June 30, 2016.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  July 27, 2016