Form 10-Q
period 2016-09-30
EliteSoft Global Inc.
filed 2016-11-14
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2016, the issuer had 12,000,000 shares of its common stock issued and outstanding.

[Table of Contents]

[Table of Contents]

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

[Table of Contents]

EliteSoft Global Inc. Condensed Balance Sheets
	September 30,	December 31,
	2016	2015
(Unaudited)
ASSETS

Current Assets:
Cash	$280,772	$200,374
Accounts receivable. net	37,726	40,226
Prepaid expense	–	1,000
Total Current Assets	318,498	241,600

Total Assets	$318,498	$241,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$114,000	$14,729
Accounts payable – related party	82,790	10,000
Deferred revenue	–	150,000
Due to related parties	53,331	53,331
Income tax payable	8,976	–
Total Current Liabilities	259,097	228,060

Total Liabilities	259,097	228,060

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,200	1,225
Additional paid-in capital	44,085	49,060
Retained earnings (accumulated deficit)	14,116	(36,745)
Total Stockholders' Equity	59,401	13,540

Total Liabilities and Stockholders' Equity	$318,498	$241,600

The accompanying notes are an integral part of these condensed unaudited financial statements.

[Table of Contents]

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$168,573	$17,889	$1,239,258	$23,852
Cost of revenues	188,836	5,400	1,104,648	7,200
Gross Profit (Loss)	(20,263)	12,489	134,610	16,652

General and administrative expenses	24,047	14,861	79,881	65,214
Income (loss) from operations	(44,310)	(2,372)	54,729	(48,562)

Other income:
Interest income	36	1	108	1
Other income	–	–	5,000	–

Net income (loss) before income tax	(44,274)	(2,371)	59,837	(48,561)

Income tax recovery (expense)	21,458	–	(8,976)	–

Net income (loss)	$(22,816)	$(2,371)	$50,861	$(48,561)

Basic & diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic & diluted weighted average common shares outstanding	12,000,000	12,000,000	12,075,730	10,886,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

[Table of Contents]

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cash Flows from Operating Activities:
Net income (loss)	$50,861	$(48,561)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Reversal of stock-based compensation	(5,000)	–
Stock issued for assumption of service contract	–	43,285
Stock-based compensation	–	4,167

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	2,500	(11,926)
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	99,271	7,649
Deferred revenue	(150,000)	–
Accounts payable – related party	72,790	2,183
Income tax payable	8,976	–
Net Cash Provided by (Used in) Operating Activities	80,398	(3,203)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	–	50,000
Net Cash Provided by Financing Activities	–	50,000

Net Increase in Cash and Cash Equivalents	80,398	46,797

Cash and Cash Equivalents, Beginning of Period	200,374	–

Cash and Cash Equivalents, End of Period	$280,772	$46,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

[Table of Contents]

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

2.    SUMMARY OF SIGNIFICANT POLICES

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

[Table of Contents]

Accounts receivable – Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at September 30, 2016.

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

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At September 30, 2016, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at September 30, 2016.

[Table of Contents]

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

[Table of Contents]

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

Accounting standards note yet adopted - In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

[Table of Contents]

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, we anticipate no effect on our balances sheets as the Company has no deferred tax assets and liabilities at September 30, 2016 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at December 31, 2015.

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

[Table of Contents]

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customer (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The amendments in this ASU affect only the narrow aspects of Topic 606. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The effective date will be the first quarter of fiscal year 2018 with early adoption permitted. Management continues to assess the overall impact the adoption of ASU 2016-15 will have on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

[Table of Contents]

3.    GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $14,116 as of September 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    EARNINGS (LOSS) PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:

Income (loss) attributable to common stock	$ (22,816)	12,000,000	$ (0.00)	(2,371)	12,000,000	$ (0.00)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock including assumed conversions	$ (22,816)	12,000,000	$ (0.00)	(2,371)	12,000,000	$ (0.00)

[Table of Contents]

	For the Nine Months Ended September 30,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:

Income (loss) attributable to common stock	$ 50,861	12,075,730	$ 0.00	$ (48,561)	10,886,447	$ (0.00)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock including assumed conversions	$ 50,861	12,075,730	$ 0.00	$ (48,561)	10,886,447	$ (0.00)

5.    RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at September 30, 2016. The Loan is not yet convertible as the shares are not publicly traded on an exchange.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of September 30, 2016, the Company owed $3,331 (December 31, 2015 - $3,331) to Mr. Cornelius Ee.

During 2015, the Company entered into a six-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations –customer relation management program. The total contract value is approximately $414,000. During the nine months ended September 30, 2016, the Company incurred cost of $413,952 under this contract. Included in accounts payable and accrued expenses – related party is $82,790 (December 31, 2015 - $10,000) related to this contract.

[Table of Contents]

6.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2016 and December 31, 2015, 12,000,000 and 12,250,000 shares were issued and outstanding, respectively.

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2015.  The $5,000 was recorded as other income during the nine months ended September 30, 2016.

7.    CUSTOMER CONCENTRATION

During the nine months ended September 30, 2016, the Company generated revenues from seven customers and one major customer accounted for 94% of the Company’s revenue. No other customer accounted for more than 10% of revenues. The accounts receivable from the major customer was 0% of the total accounts receivable. The accounts receivable from four of the other six customers accounted for more than 96% of total accounts receivable. The loss of the major customer could have an adverse effect on the Company’s business, operating results, or financial condition.

8.    INCOME TAXES

The Company computes the income tax expense by applying the estimated annual effective tax rate to year-to-date income (loss) from operations and adding the effects of any discrete income tax items specific to the period.

The Company’s effective tax rate was 0% and 15% for the three and nine months ended September 30, 2016, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the net operating loss carry forwards from prior fiscal years being utilized.

9.    SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 14, 2016, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

[Table of Contents]

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

[Table of Contents]

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

[Table of Contents]

Results of Operations

The following table sets forth the summary income statement for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	168,573	17,889	1,239,258	23,852
Cost of Revenues	188,836	5,400	1,104,648	7,200
Operating Expense	24,047	14,861	79,881	65,214
Net Income (Loss)	(22,816)	(2,371)	50,861	(48,561)

For the three months ended September 30, 2016 and 2015, we reported a net loss of $22,816 and net loss of $2,371, respectively. The change in net loss between the three months ended September 30, 2016 and 2015 was primarily attributable to the cost of revenue of $188,836 incurred during the three months ended September 30, 2016 as compared to $5,400 incurred during the three months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, we reported a net income of $50,861 and net loss of $48,561, respectively. The change in net loss between the nine months ended September 30, 2016 and 2015 was primarily attributable to the revenue of $1,239,258 generated during the nine months ended September 30, 2016 as compared to $23,852 during the nine months ended September 30, 2015.

Revenue - Total revenues for the three months ended September 30, 2016, were $168,573, compared to $17,889 for the three months ended September 30, 2015. This resulted in an increase of approximately $150,684 from the comparable period. The increase in revenue is primarily a result of new contracts secured by the Company in 4th quarter of 2015 and during nine months ended September 30, 2016.

Revenue - Total revenues for the nine months ended September 30, 2016, were $1,239,258, compared to $23,852 for the nine months ended September 30, 2015. This resulted in an increase of approximately $1,215,406 from the comparable period. The increase in revenue is primarily a result of new contracts secured by the Company in 4th quarter of 2015 and during nine months ended September 30, 2016.

Operating Expenses - Operating expenses for the three months ended September 30, 2016, was $24,047, as compared to $14,861 for the three months ended September 30, 2015. The increase is primarily attributable to the increase of $9,186 in general and administrative expense for the three months ended September 30, 2016. During the three months ended September 30, 2016 and 2015, the Company incurred professional fees of $18,446 and $3,686, respectively. In addition, during the three months ended September 30, 2016 and 2015, the Company recorded stock based compensation of $nil and $4,167, respectively.

[Table of Contents]

Operating Expenses - Operating expenses for the nine months ended September 30, 2016, was $79,881, as compared to $65,214 for the nine months ended September 30, 2015. The increase is primarily attributable to the increase of $14,667 in general and administrative expense for the nine months ended September 30, 2016 due to the increase of $52,561 in professional fees, $1,839 in franchise tax and filing fees and offset by the decrease of $47,252 in stock based compensation and of $8,000 in consulting fees. The Company also recorded $16,200 of salaries and wages as general and administrative expenses for the nine months ended September 30, 2016. Salaries and wages was included in cost of revenue for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Working Capital

	September 30, 2016	December 31, 2015
Current Assets	$318,498	$241,600
Current Liabilities	$259,097	$228,060
Working Capital	$59,401	$13,540

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of funding our operations.

Our long-term liquidity needs primarily of funding our operations. We seek to satisfy our long-term liquidity needs through cash flow from operations, and the issuance of debt and equity securities. We believe our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future if we do not receive additional funding. It could be necessary to source liquidity from other financing alternatives should any such scenario arise. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, if at all.

Our working capital accounts consist of cash and accounts receivable. Claims against working capital include accounts payable and accrued liabilities, amounts due to related parties, and income tax payable. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $59,401 and $13,540 as of September 30, 2016 and December 31, 2015, respectively.

[Table of Contents]

Cash Flow Information

Net cash provided by operating activities for the nine months ended September 30, 2016 was $80,398. Net cash used in operating activities for the nine months ended September 30, 2015 was $3,203. The increase in cash provided by operating activities was primarily related to significantly higher revenue generated during the nine months ended September 30, 2016, the timing of collections from our customers and the timing of payments to our vendors.

We did not have any net cash activity associated with investing activities for the nine months ended September 30, 2016 and 2015.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $nil and $50,000, respectively. During the nine months ended September 30, 2015, the Company received proceeds of $50,000 from issuance of a note payable to a related party.

Our estimated working capital requirement for the next 12 months is $60,000 with an estimated burn rate of $5,000 per month. As reflected in the accompanying financial statements, we had cash of $280,772 on hand on September 30, 2016.

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

[Table of Contents]

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2016, the Company recently determined that a material weakness existed in the Firm's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2016.

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

[Table of Contents]

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

[Table of Contents]

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period ending	Filing date
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date:  November 14, 2016

-23-