Form 10-Q/A
period 2016-06-30
EliteSoft Global Inc.
filed 2016-12-23
CIK 1612254

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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

[TABLE OF CONTENTS]

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