Form 10-Q/A
period 2016-09-30
EliteSoft Global Inc.
filed 2016-12-23
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

[Table of Contents]

EliteSoft Global Inc. Condensed Balance Sheets
	September 30,	December 31,
	2016	2015
(Unaudited)
ASSETS

Current Assets:
Cash	$280,772	$200,374
Accounts receivable. net	37,726	40,226
Prepaid expense	–	1,000
Total Current Assets	318,498	241,600

Total Assets	$318,498	$241,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$114,000	$14,729
Accounts payable – related party	82,790	10,000
Deferred revenue	–	150,000
Due to related parties	53,331	53,331
Income tax payable	8,976	–
Total Current Liabilities	259,097	228,060

Total Liabilities	259,097	228,060

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,200	1,225
Additional paid-in capital	44,085	49,060
Retained earnings (accumulated deficit)	14,116	(36,745)
Total Stockholders' Equity	59,401	13,540

Total Liabilities and Stockholders' Equity	$318,498	$241,600

The accompanying notes are an integral part of these condensed unaudited financial statements.

[Table of Contents]

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$168,573	$17,889	$1,239,258	$23,852
Cost of revenues	188,836	5,400	1,104,648	7,200
Gross Profit (Loss)	(20,263)	12,489	134,610	16,652

General and administrative expenses	24,047	14,861	74,881	65,214
Income (loss) from operations	(44,310)	(2,372)	59,729	(48,562)

Other income:
Interest income	36	1	108	1

Net income (loss) before income tax	(44,274)	(2,371)	59,837	(48,561)

Income tax recovery (expense)	21,458	–	(8,976)	–

Net income (loss)	$(22,816)	$(2,371)	$50,861	$(48,561)

Basic & diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic & diluted weighted average common shares outstanding	12,000,000	12,000,000	12,075,730	10,886,447

The accompanying notes are an integral part of these condensed unaudited financial statements.

[Table of Contents]

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cash Flows from Operating Activities:
Net income (loss)	$50,861	$(48,561)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Reversal of stock-based compensation	(5,000)	–
Stock issued for assumption of service contract	–	43,285
Stock-based compensation	–	4,167

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	2,500	(11,926)
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	99,271	7,649
Deferred revenue	(150,000)	–
Accounts payable – related party	72,790	2,183
Income tax payable	8,976	–
Net Cash Provided by (Used in) Operating Activities	80,398	(3,203)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	–	50,000
Net Cash Provided by Financing Activities	–	50,000

Net Increase in Cash and Cash Equivalents	80,398	46,797

Cash and Cash Equivalents, Beginning of Period	200,374	–

Cash and Cash Equivalents, End of Period	$280,772	$46,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

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

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2015.  Since the fair value of the award was charged to consulting expense in fiscal 2015, the $5,000 reversal of such stock-based compensation in fiscal 2016 is credited to consulting expense.

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

The Company’s effective tax rate was (48%) and 15% for the three and nine months ended September 30, 2016, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the net operating loss carry forwards from prior fiscal years being utilized and the reversal of over accrued income tax expense as a result of a lower estimated annual net income.

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

[Table of Contents]

Results of Operations

The following table sets forth the summary income statement for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	168,573	17,889	1,239,258	23,852
Cost of Revenues	188,836	5,400	1,104,648	7,200
Operating Expense	24,047	14,861	74,881	65,214
Net Income (Loss)	(22,816)	(2,371)	50,861	(48,561)

For the three months ended September 30, 2016 and 2015, we reported a net loss of $22,816 and net loss of $2,371, respectively. The change in net loss between the three months ended September 30, 2016 and 2015 was primarily attributable to the reduction in gross profit as the Company relies heavily on third-party vendors to supply the labor for the scope of work associated with our contracts. During the three months ended September 30, 2016, the general and administrative expense was increased by $9,186. The Company also recorded an income tax recovery of $21,458 during the three months ended September 30, 2016 as compared to $nil during the three months ended September 30, 2015.

For the nine months ended September 30, 2016 and 2015, we reported a net income of $50,861 and net loss of $48,561, respectively. The change in net loss between the nine months ended September 30, 2016 and 2015 was primarily attributable to the reduction in gross profit as the Company relies heavily on third-party vendors to supply the labor for the scope of work associated with our contracts. During the nine months ended September 30, 2016, the general and administrative expense was increased by $9,667 and the income tax expense was increased by $8,976.

Cost of Revenue - Cost of revenue for the three months ended September 30, 2016 was $188,836, as compared to $5,400 for the three months ended September 30, 2015. The increase is primarily attributable to $188,836 incurred for the labor and website development cost associated with contracts entered in Q2, Q3 and Q4 of fiscal year 2015 and Q3 of fiscal year 2016. Of the $188,836 cost recognized during the three months ended September 30, 2016, $82,790 was for a vendor that is a related party to the Company. As the Company maintains a lean workforce with only part-time IT staff, the Company relies on third-party vendors to supply the labour for the scope of work associated with our contracts. During the three months ended September 30, 2016, the Company also recorded $5,400 of salaries and wages as general and administrative expenses. During the nine months ended September 30, 2015, salaries and wages of $5,400 was included in cost of revenue.

Cost of Revenue - Cost of revenue for the nine months ended September 30, 2016 was $1,104,648 as compared to $7,200 for the nine months ended September 30, 2015. The increase is primarily attributable to $1,104,648 incurred for the labor and website development cost associated with contracts entered in Q2, Q3 and Q4 of fiscal year 2015 and Q3 of fiscal year 2016. Of the $1,104,648 paid to vendors, $413,952 was paid to a vendor that is a related party to the Company. As the Company maintains a lean workforce with only part-time IT staff, the Company relies on third-party vendors to supply the labour for the scope of work associated with our contracts. During the nine months ended September 30, 2016, the Company also recorded $16,200 of salaries and wages as general and administrative expenses. During the nine months ended September 30, 2015, salaries and wages of $7,200 was included in cost of revenue.

Gross Profit (Loss) - Gross profit margin for the three months ended September 30, 2016 was (12.02%) as compared to 69.81% for the three months ended September 30, 2015. During the three months ended September 30, 2016, revenue of $168,573 recognized in association with contracts entered in May, September, October of 2015 and Q3 of fiscal 2016 as compared to $17,889 during the three months ended September 30, 2015. Of the $168,573 revenue recognized during the three months ended September 30, 2016, $134,884 was related to the contract entered in October of 2015. The Company has incurred substantial costs, meaning the majority of a contract's value, in relation to the October 2015 contract as the Company outsourced the labour and website development to third party vendors. As a result, the gross profit margin decreased significantly.

Gross Profit (Loss) - Gross profit margin for the nine months ended September 30, 2016 was 10.82% as compared to 69.81% for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, revenue of $1,239,258 recognized in association with contracts entered in May, September, October of 2015 and Q3 of fiscal 2016 as compared to $23,852 during the nine months ended September 30, 2015. Of the $1,239,258 revenue recognized during the nine months ended September 30, 2016, $1,162,791 was related to the contract entered in October of 2015. The Company has incurred substantial costs, meaning the majority of a contract's value, in relation to the October 2015 contract as the Company outsources the labour and website development to third party vendors. As a result, the gross profit margin decreased significantly.

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

[Table of Contents]

Operating Expenses - Operating expenses for the nine months ended September 30, 2016, was $74,881, as compared to $65,214 for the nine months ended September 30, 2015. The increase is primarily attributable to the increase of $9,667 in general and administrative expense for the nine months ended September 30, 2016 due to the increase of $52,561 in professional fees, $1,839 in franchise tax and filing fees and offset by the decrease of $47,252 in stock based compensation, a reversal of $5,000 in consulting fee as a result of termination of a consulting agreement, and of $8,000 in consulting fees. The Company also recorded $16,200 of salaries and wages as general and administrative expenses for the nine months ended September 30, 2016. Salaries and wages was included in cost of revenue for the nine months ended September 30, 2015.

Income Taxes - Total income tax recovery for the three months ended September 30, 2016 was $21,458 compared to $nil for the three months ended September 30, 2015. The recovery of $21,458 in income tax expense is primarily a result of over accrual of income tax expenses from the six months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2016 was (48%) which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the operating loss carry forwards from prior fiscal years being utilized and the reversal of over accrued income tax expense as a result of a lower estimated annual net income.

Income Taxes - Total income tax expense for the nine months ended September 30, 2016 was $8,976 compared to $nil for the nine months ended September 30, 2015. The increase of $8,976 in income tax expense is primarily a result of significantly higher revenue recognized during the nine months ended June 30, 2016 in relation to the service agreements entered in the 4th quarter of 2015. The effective tax rate for the nine months ended September 30, 2016 was 15% which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the operating loss carry forwards from prior fiscal years being utilized.

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

[Table of Contents]

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  December 23, 2016

-23-