Form 10-K
period 2016-12-31
EliteSoft Global Inc.
filed 2017-03-30
CIK 1612254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

EliteSoft Global Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware 000-55240 47-1208256

(STATE OR OTHER JURISDICTION OF (COMMISSION FILE (IRS EMPLOYEE IDENTIFICATION

INCORPORATION OR NO.) NO.)

ORGANIZATION)

18582 N.W. Holly St., Unit #202, Beaverton, Oregon 97006-7014, USA

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(503) 830-2918

(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

[Table of Contents]

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
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [ X ]

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2016.

As of the filing of this annual statement, there were 12,000,000 shares of common stock, par value $.0001, outstanding.

[Table of Contents]

[Table of Contents]

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

[Table of Contents]

Item 1.   Business

General Corporate History

ANDES 3, Inc., the Company’s predecessor-in-name, was incorporated in the State of Delaware on June 23, 2014. On February 27, 2015, EliteSoft Asia Bhd Sdn (“Elite Soft Asia”) purchased 10,000,000 shares of the Company’s common stock, which constituted all issued and outstanding shares of the Company. Elite Soft Asia proceeded to vote its shares in approving a change in control and the amendment to its articles of incorporation on March 16, 2015 changing the name of the Company to EliteSoft Global Inc. (referred to herein as the “Company,” “we,” “us” or “our” depending on context). The change of ownership was effected through EliteSoft Asia electing Eugene Wong as the sole director of the Company. Immediately following his election, Mr. Wong accepted the resignation of Mr. Chiang as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board. Thereafter, Elite Soft Asia transferred its 10,000,000 shares of the Company’s common stock to three directors, with Mr. Wong receiving 4,000,000 shares, and Cornelius Ee and Khoo Mae Ling receiving 3,000,000 shares each. Elite Soft Asia is a related party and affiliate by virtue of the fact that it owns 2,000,000 shares, or 16.6%, of the Company’s registered common stock as a result of the Assignment Assumption Agreement, discussed below.

We are a smaller reporting company under SEC Rule 405 (17 C.F.R. § 230.405) because we have a public float of zero and annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. As a smaller reporting company, pursuant to Rule 8-01 of Regulation S-X, the Company is only required to produce financial statements as follows: (a) audited balance sheet as of the end of each of the most recent two fiscal years, or as of a date within 135 days if the issuer has existed for a period of less than one fiscal year, (b) audited statements of income, cash flows and changes in stockholders' equity for each of the two fiscal years preceding the date of the most recent audited balance sheet (or such shorter period as the registrant has been in business), and (c) interim reviewed financial statements for the current period if the filing is more than 135 days after the end of your fiscal year.  Any and all amendments shall include updated interim or audited financial statements if the financial statements in the prior filing are more than 135 days old.

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

[Table of Contents]

Business Developments in Fiscal Year 2016

We currently generate revenue by providing web and IT services for several clients. On June 1, 2015, the Company entered into an Assignment Assumption Agreement with Elite Soft Asia (the “Assignment Agreement”). Under the Assignment Agreement, we acquired the NZ Financial Limited Technology Services Agreement (the “NZ Agreement”) from Elite Soft Asia in consideration for 2,000,000 shares of the Company’s restricted common stock. Under the NZ Agreement, we support NZ Financials’ initiatives in developing, designing, and maintaining its e-commerce website, create its corporate image, supply necessary computer hardware equipment, monitor server, and develop social media strategies. In exchange, NZ Financial pays the Company $2,000 per month. The NZ Agreement earned $14,000.00 in gross revenue in fiscal year 2015 under this agreement, and $24,000 in gross revenue in fiscal year 2016.

Also on June 1, 2015, the Company entered into a Technology Services Agreement with Youthlite Sdn Bhd (the “Youthlite Agreement”). Youthlite is a natural skin care and cosmetics company based in Malaysia. Under the Youthlite Agreement, we are responsible for the following: (a) Creation and design of corporate images and materials, (b) Design and development of the Youthlite website, (c) Development of e-commerce software for sales transactions, (d) Provide required computer hardware to operate its online business, (e) 24/7 server monitoring, (f) Create social media strategy via Facebook, Twitter, Instagram, (g) Provide video production services for infomercials. In exchange for these services, Youthlite pays the Company $3,963 per month. The Company earned $27,714 in gross revenue in fiscal year 2015 under the Youthlite Agreemen, and $47,556 in gross revenue in fiscal year 2016.

On September 1, 2015, the Company entered into an agreement with OD Alliance Sdn Bhd. to provide technical software, development and web maintenance. The agreement term is for two years and carries a contract value of $32,500. Services commenced on October 1, 2015 and will continue through October 1, 2017, subject to renewal with written consent from both parties. Under the agreement, the Company is to be paid $12,500 for website design and development, $2,000 per year for domain hosting, and $2,000 per year for system maintenance. The Company earned $0 in gross revenue in fiscal year 2015 under this agreement, but generated accounts receivable in the amount of $14,500. The Company earned $8,000 in gross revenue under this contract in fiscal year 2016.

On October 15, 2015, the Company entered into an agreement with Ashita Communication Sdn Bhd. (“Ashita”) to provide technical software, CRM integration, rebranding, development of web-based automated tracking system, system and web maintenance, and web-based training services. The agreement term is for two years and carries a contract value of $1,453,490. Services commenced on October 15, 2015 and will continue through October 14, 2017, subject to renewal with written consent from both parties. All of the Company’s obligations under this contract have since been completed, providing the Company with $1,162,791 in gross revenue in fiscal year 2016.

On October 19, 2015, the Company, entered into an agreement with MPS Telecommunication Sdn Bhd. to provide technical software, development and web maintenance. The agreement term is for two years and carries a contract value of $28,000. Services commenced on October 20, 2015 and will continue through October 19, 2017, subject to renewal with written consent from both parties. The Company earned $6,000 in gross revenue in fiscal year 2016 under this agreement.

On July 10, 2016, the Company entered into an agreement with Soon Fai Motor Trading ("Soon Fai") to provide website design and development and web maintenance. The agreement term is for 2 years and carries a contract value of $16,000. Services commenced on July 15, 2016 and will continue through July 15, 2018, subject to renewal with written consent from both parties. The Company earned $4,517 in gross revenue in fiscal year 2016 under this agreement.

On August 15, 2016, the Company entered into an agreement with Mysmartgold Bullion Sdn Bhd ("Mysmartgold") to provide technical software, website design and development and web maintenance. The agreement term is for 2 years and carries a contract value of $33,000. Services commenced on August 20, 2016 and will continue through October 14, 2018, subject to renewal with written consent from both parties. The Company earned $8,061 in gross revenue in fiscal year 2016 under this agreement.

The Company maintains a lean workforce with only part-time IT staff. Therefore, we rely on third-party vendors to supply the labor for the scope of work associated with our contracts. Cornelius Ee is an IT graduate. Therefore, he supervises the entire project to ensure timely completion of work from third-party vendors. However, the actual day-to-day tasks and projects are done almost exclusively by third-party vendors who contract with the Company.

[Table of Contents]

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

Customers

We currently provide our IT web, systems integration and applications solutions to four companies, as identified above. We seek to provide these services primarily to the Asia-Pacific region in particular, countries such as Singapore, Thailand, Indonesia, Japan, Hong Kong, Korea, and China. We also find that markets in New Zealand and Australia are favorable to our industry as well and have begun marketing our efforts in those markets. Ashita accounted for 95% of our revenue in the fiscal year 2016. The Company has fully performed under the agreement with Ashita, and as such, the agreement has termed out and the Company has collected all payments under the agreement. The Company’s loss of this source of revenue will have an adverse effect on the Company’s ongoing and future business and operations in the event the Company is unable to replace this source of revenue.

[Table of Contents]

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

Research and Development Activities

The Company has limited resources to dedicate exclusively to research and development. The Company has spent less than $5,000 on internal research and development activities. Major contracts have been outsourced to third-party vendors, including OD Alliance and EliteSoft Asia. These vendors provide the Company with necessary consultancy, technical knowledge and content for our contracts. As a result, the Company relies on the third-party vendors in performing its contracts. Mr. Cornelius Ee, the Company’s Vice President of Information Technology, is instrumental in coordinating with and supervising third-party vendors in order to complete work in a timely manner in order to comply with the Company’s contractual obligations.

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

[Table of Contents]

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

Employees

As of December 31, 2016, we employed a total of three people. The company considers its relationship with its employees to be stable, and anticipates growing its workforce.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The company maintains an office in Beaverton, Oregon as its headquarters, and an office in Kuala Lumpur, Malaysia, as its location servicing clients within the Asia-Pacific region. Our office in Beaverton is a 1,100 square foot facility owned by our President, Chief Executive Officer, Chairman, and we have secured this space without cost. Our office in Kuala Lumpur is a 2,000 square foot leased facility under a two year lease agreement. Our office currently maintains the following positions; business development manager, admin and accounts manager, human resources executive, web specialist, and full/part time programmers.

[Table of Contents]

The following table lists our current location.

Location	Address	Size

Beaverton, OR Kuala Lumpur, Malaysia	18582 HW Holly Street, Unit 202 Unit A-9-4, Northpoint Office Suite, Mid Valley City No 1., Medan Syed Putra Utara Kuala Lumpur, Malaysia 59200	1,100, square feet 2,000 square feet

See Note 7 to the financial statements for a description of leases. We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mine Safety Disclosures.

Not applicable.

[Table of Contents]

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Company did not have any Common Stock registered pursuant to the Securities Act or the Exchange Act in fiscal year 2016. However, the Company did propose to register 12,000,000 shares of Common Stock held by the Company’s four shareholders on its Registration Statement on Form S-1 (the “Shareholder Shares”). The Registration Statement was effective January 25, 2017. The Shareholder Shares is being offered by selling shareholders of the Company, and as such, the Company does not stand to directly profit from the sale of the Shareholder Shares.

The Company’s Common Stock is not listed on a publicly-traded market. As of December 31, 2016, there were four holders of record of the Common Stock. The four holders collectively held 12,000,000 shares of Common Stock that could be sold pursuant to 17 C.F.R. § 230.144 (“Rule 144), however none were sold pursuant to Rule 144 in fiscal year 2016.

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

[Table of Contents]

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

On May 1, 2015, the Company entered into a six-month consulting agreement with Tech Associates, Inc. (“Tech”), an entity owned by Richard Chiang. As part of the total consideration paid, the Company issued 250,000 shares of restricted common stock on October 1, 2015 to Tech. However, on March 23, 2016, the Company and Tech entered into a Mutual Release Agreement, releasing any and all further obligations by the Company and/or Tech under the Consulting Agreement. Tech requested the Company cancel the 250,000 shares issued to Tech. The Company granted Tech’s request.

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

[Table of Contents]

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

During 2016, the Company provided services to seven customers pursuant to applicable service agreements. The Company recognized revenue in the amount of $1,260,925 associated with services provided to these clients.

[Table of Contents]

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

[Table of Contents]

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

The Company also enters into arrangements with multiple deliverables that generally include web design and software development, domain and hosting, and maintenance and other services, with the term ranging from one month to two years. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board's (the “FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the element’s fair value in accordance with ASC 605 and related revenues are recognized pursuant to the criteria described above. During the year ended December 31, 2016, in one of the arrangements that contain multiple deliverables, the Company acted as an agent in the transaction. As the agent, it records revenues on a net basis. Customer payments received in advance of the performance of services are recorded as deferred revenues in the balance sheets, and are recognized as revenue when the web and IT services are rendered.

As of December 31, 2016, we had one customer whom individually accounted for over 90% of our revenues during 2016. We expect revenues to decrease for the next several quarters, primarily due to the completion of the Ashita contract, as discussed above. However, obtaining new clients may increase revenues. The Company is working diligently to obtain additional customers. Net revenue for the twelve months ended December 31, 2016 was $1,260,925 as compared to $71,241 for the twelve months ended December 31, 2015. The increase in net revenue was primarily due to our completion of the agreement with Ashita.

Cost of Revenues. Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services. We expect Cost of Revenues as a percentage of total revenues to increase for the next several quarters. Cost of revenues for the twelve months ended December 31, 2016 was $1,104,648, as compared to $22,600 the twelve months ended December 31, 2015. This increase in costs was primarily attributable to the outsourcing of major scope of works of the Ashita’s contract to a couple of third party vendors.

[Table of Contents]

General and Administrative Expenses. General and Administrative expenses consist of salaries and related expenses, including stock-based compensation, and stock issued for the assumption of a service contract, and professional fees, including legal and accounting costs. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative expenses as a percentage of total revenues to increase for the next several quarters. Total general and administrative expenses were $104,847 for the twelve months ended December 31, 2016, as compared to $80,567 for the twelve months ended December 31, 2015. This increase was primarily attributable to stock-based compensation, stock issued for the assumption of a service contract, and professional fees.

Liquidity and Capital Resources

As of December 31, 2016, our principal source of liquidity was cash and cash equivalents totaling $261,905.

Net cash provided by operating activities was $61,531 during 2016 and $150,374 for the twelve months ended December 31, 2015. Cash provided by operating activities during 2016 was affected by the amount of net loss adjusted for non-cash expense items such as the expense associated with stock-based awards and stock issued for the assumption of a major service contract; the timing of collections from our customers, and changes in working capital accounts. Net cash provided by operating activities during 2016 decreased by $88,843 over the same period a year ago primarily due to increase in accounts payable and accrued liabilities and offset by the recognition of deferred revenue during 2016.

Our working capital accounts consist of cash and accounts receivables assets. Claims against working capital include accounts payable and accrued expenses, amounts due to related parties and income tax payable. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $57,890 and working capital deficit of $13,540 as of December 31, 2016 and 2015.

Net cash provided by financing activities was $nil during 2016 and $50,000 during the same period a year ago. During the year ended December 31, 2015, the Company received proceeds of $50,000 from issuance of a note payable to related party.

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

[Table of Contents]

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 5, 2016, the Board of Directors of the Company notified MaloneBailey, LLP (“MB”) that it had determined to dismiss MB as the Company’s independent registered public accounting firm, effective as of that same date. On and effective as of that same date, the Company entered into an engagement letter with Yichien Yeh, CPA (“YY”), approved by the Board of Directors, and engaged YY as the Company’s independent registered public accounting firm. MB’s reports on the Company’s financial statements for the year ended December 31, 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern. Similarly, the Company’s independent registered public accounting firm for the year ended December 31, 2014 – Anton & Chia, LLP (“A&C”), contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal year and the subsequent interim period preceding MB’s dismissal, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with MB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MB, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

[Table of Contents]

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

On December 31, 2016, Eugene Wong and Mae Ling Khoo reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

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

On December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2016 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

[Table of Contents]

Our independent public accountant, Yichien Yeh, CPA (“YY”) has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, YY expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2016 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

[Table of Contents]

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Eugene Wong	53	President, Chief Executive Officer, Chairman of the Board of Directors,
Khoo Mae Ling	44	Chief Financial Officer, Secretary and Director
Cornelius Ee	29	Vice President, Information Technology and Director
Finny Fung Lin Chu	54	Assistant Secretary

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

[Table of Contents]

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities. The Company anticipates it will adopt a Code of Ethics as the Company continues to grow in the coming year.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

[Table of Contents]

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11.   Executive Compensation.

Our officers and directors do not receive any compensation for services rendered to the Company since inception, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officers and directors intend to devote no more than a few hours per week to our affairs.

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

Summary Compensation Table

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Eugene Wong (PEO)	2016	$0	$0	$0	$0	$0	$0	$0	$0
Khoo Mae Ling (PFO)	2016	$0	$0	$0	$0	$0	$0	$0	$0
Cornelius Ee	2016	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Eugene Wong (PEO)	0	0	0	0	0	0	0	0	0
Khoo Mae Ling (PFO)	0	0	0	0	0	0	0	0	0
Cornelius Ee	0	0	0	0	0	0	0	0	0

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Eugene Wong	$0	$0	$0	$0	$0	$0	$0
Khoo Mae Ling	$0	$0	$0	$0	$0	$0	$0
Cornelius Ee	$0	$0	$0	$0	$0	$0	$0

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

(1) The above percentages are based on 12,000,000 shares of common stock outstanding as of March 30, 2017.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Yinchien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yinchien Yeh, CPA for professional services rendered for the year ended December 31, 2016.

Audit Fees

The fees for the audit services billed and to be billed by Malone-Bailey, LLP for the year ended December 31, 2016 amounted to $18,400. The fees for the audit services billed and to be billed by Anton & Chia, LLP for the year ended in December 31, 2016 amounted to $3,500. The fees for the audit services billed and to be billed Yinchien Yeh, CPA for the year ended December 31, 2016 amounted to $6,000.

Audit-Related Fees

None.

[Table of Contents]

Tax Fees

There were no fees billed by Malone-Bailey, LLP, Anton & Chia, LLP, or Yichien Yeh, CPA for professional services for tax compliance, tax advice, and tax planning for 2016.

All Other Fees

There were no fees billed by Malone-Bailey, LLP, Anton & Chia, LLP, or Yichien Yeh, CPA for other products and services for 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

[Table of Contents]

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

Dated: March 30, 2017

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

Name	Title	Date

By: /s/ Eugene Wong Eugene Wong	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 30, 2016

By: /s/ Khoo Mae Ling Khoo Mae Ling	Chief Financial Officer (Principal Financial Officer), Secretary and Director	March 30, 2016

[Table of Contents]

EliteSoft Global, Inc.
(FKA ANDES 3 Inc.)

FINANCIAL STATEMENTS

As of December 31, 2016 and 2015

And For the Year Ended December 31, 2016 and 2015

[Table of Contents]

Yichien Yeh, CPA

21738 51stAVENUE– OAKLAND GARDENS, NY 11364 – TEL (646) 243-0425 – FAX (646) 389-0987

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EliteSoft Global Inc.

We have audited the accompanying balance sheets of EliteSoft Global Inc. as of December 31, 2016, and the related statement of operations, stockholders’ equity, and cash flows for each of the year ended December 31, 2016. EliteSoft Global Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EliteSoft Global Inc. as of December 31, 2016, and the results of operations and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incur, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA Oakland Gardens, New York March 28, 2017

[Financial Index]

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

/s/MaloneBailey,LLP www.malonebailey.com Houston, Texas

April 14, 2016

[Financial Index]

EliteSoft Global Inc. Balance Sheets
	December 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$261,905	$200,374
Accounts receivable. net	54,415	40,226
Prepaid expense	–	1,000
Total Assets	$316,320	$241,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$118,363	$14,729
Accounts payable and accrued expenses – related party	82,790	10,000
Deferred revenue	1,722	150,000
Due to related parties	53,331	53,331
Income tax payable	2,224	–
Total Liabilities	258,430	228,060

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at December 30, 2016 and 2015, respectively	1,200	1,225
Additional paid-in capital	44,085	49,060
Retained earnings (accumulated deficit)	12,605	(36,745)
Total Stockholders' Equity	57,890	13,540

Total Liabilities and Stockholders' Equity	$316,320	$241,600

The accompanying notes are an integral part of these financial statements.

[Financial Index]

EliteSoft Global Inc. Statements of Operations
	Year Ended December 31,
	2016	2015

Revenue	$1,260,925	$71,241
Cost of revenues	1,104,648	22,600
Gross Profit	156,277	48,641

General and administrative expenses	(104,847)	(80,567)
Income (loss) from operations	51,430	(31,926)

Other income:
Interest income	144	9

Net income (loss) before income tax	51,574	(31,917)

Income tax expense	(2,224)	–

Net income (loss)	$49,350	$(31,917)

Basic & diluted income (loss) per common share	$0.00	$(0.00)

Basic & diluted weighted average common shares outstanding	12,056,694	11,229,452

The accompanying notes are an integral part of these financial statements.

[Financial Index]

EliteSoft Global Inc. Statements of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2016 and 2015
			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)

Balance, December 31, 2014	10,000,000	$1,000	$1,000	$(4,828)	$(2,828)

Stock-based compensation	250,000	25	4,975	–	5,000
Stock issued for assumption of service contract	2,000,000	200	43,085	–	43,285
Net loss	–	–	–	(31,917)	(31,917)

Balance, December 31, 2015	12,250,000	1,225	49,060	(36,745)	13,540

Cancellation of stock-based compensation	(250,000)	(25)	(4,975)	–	(5,000)
Net income	–	–	–	49,350	49,350

Balance, December 31, 2016	12,000,000	$1,200	$44,085	$12,605	$57,890

The accompanying notes are an integral part of these financial statements.

[Financial Index]

EliteSoft Global Inc. Statements of Cash Flows
	Year Ended December 31,
	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$49,350	$(31,917)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock issued for assumption of service contract	–	43,285
Stock-based compensation (cancellation)	(5,000)	5,000

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(14,189)	(40,226)
Prepaid expenses	1,000	(1,000)
Accounts payable and accrued liabilities	103,634	13,049
Accounts payable and accrued liabilities – related party	72,790	10,000
Deferred revenue	(148,278)	150,000
Due to related parties	–	2,183
Income tax payable	2,224	–
Net Cash Provided by Operating Activities	61,531	150,374

Cash Flows from Financing Activities:
Proceeds from note payable to related party	–	50,000
Net Cash Provided by Financing Activities	–	50,000

Net Increase in Cash and Cash Equivalents	61,531	200,374

Cash and Cash Equivalents, Beginning of Year	200,374	–

Cash and Cash Equivalents, End of Year	$261,905	$200,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

[Financial Index]

EliteSoft Global Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

1.    NATURE OF BUSINESS

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

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at December 31, 2016 or 2015. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

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

[Financial Index]

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at December 31, 2016.

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

[Financial Index]

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At December 31, 2016, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at December 31, 2016.

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

[Financial Index]

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

[Financial Index]

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

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, we anticipate no effect on our balances sheets as the Company has no deferred tax assets and liabilities at December 31, 2016 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at December 31, 2016 and 2015.

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

[Financial Index]

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

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is still in development stage and has not created sufficient revenue to cover any operating losses it may incurThe Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

[Financial Index]

4. EARNINGS (LOSS) PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended December 31,
	2016			2015
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:

Income (loss) attributable to common stock	$ 49,350	12,056,694	$ 0.00	$ (31,917)	11,229,452	$ (0.00)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock including assumed conversions	$ 49,350	12,056,694	$ 0.00	$ (31,917)	11,229,452	$ (0.00)

5.    RELATED PARTY TRANSACTIONS

In February 2015, Mr. Ee Chang Ku, the Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at December 31, 2016. The Loan is not yet convertible as the shares are not publicly traded on an exchange.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, Vice President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of December 31, 2016, the Company owed $3,331 (2015 - $3,331) to Mr. Cornelius Ee.

[Financial Index]

During 2015, the Company entered into a six-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations–customer relation management program. The total contract value is approximately $414,000. During the year ended December 31, 2016, the Company incurred cost of $413,952 under this contract. Included in accounts payable and accrued expenses – related party is $82,790 (2015 - $10,000) related to this contract.

6.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2016 and 2015, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2016 and 2015, 12,000,000 and 12,250,000 shares were issued and outstanding, respectively.

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

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2015.  The $5,000 was recorded as a recovery of general and administrative expenses during the year ended December 31, 2016.

[Financial Index]

7.    LEASES

The company maintains a sales office located at 18582, NW Holly Street, Unit 202, Beaverton, Oregon 97006. This office is 1,100 square feet and owned by Finny Chu, Wife of CEO of the Company. No formal lease agreement was available and no rent was charged by landlord in 2016.

We also share a representative office located at Unit A-9-4, Northpoint office suite, Mid Valley City. No. 1, Medan Syed Putra Utara, 59200, Kuala Lumpur Malaysia. This office is 2,000 square feet. No formal lease agreement was available and no rent was paid for this office in 2016.

8.    CUSTOMER CONCENTRATION

During the year ended December 31, 2016, the Company generated revenues from seven customers and one major customer accounted for 92% of the Company’s revenue. No other customer accounted for more than 10% of revenues. The accounts receivable from the major customer was 0% of the total accounts receivable. The accounts receivable from four of the other six customers accounted for more than 92% of total accounts receivable. The loss of the major customer could have an adverse effect on the Company’s business, operating results, or financial condition.

9. INCOME TAXES

The following table summarizes a reconciliation of income tax expense compared with the amounts at the U.S. federal statutory income tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
Income tax expense at U.S. federal statutory rates	$ 7,736	$ –
Deferred tax benefit of net operating loss carryforward	–	4,800
Non-capital losses applied against taxable income	(5,512)	–
Change in valuation allowance	–	(4,800)

Income tax expense	$ 2,224	–

Deferred income tax assets and liabilities at December 31, 2016 and 2015 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31:

	2016	2015
Deferred tax assets
Net operating loss carryforward	$ –	$ 5,500
Less: valuation allowances	–	(5,500)

Total deferred tax assets, net	$ –	$ –

The Company’s effective tax rate was 4.5% and 0% for the year ended December 31, 2016 and 2015, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the net operating loss carry forwards from prior fiscal years being utilized.

10.   SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including March 30, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

