Form 10-Q
period 2017-03-31
EliteSoft Global Inc.
filed 2017-05-12
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2017

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000- 55240

EliteSoft Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1208256
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18582 NW Holly Street, Unit 202
Beaverton, OR	97006-7014
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 830-2918

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2017, the issuer had 12,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. Condensed Balance Sheets (Unaudited)
	March 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$280,094	$261,905
Accounts receivable. net	44,762	54,415
Total Assets	$324,856	$316,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$126,196	$118,363
Accounts payable and accrued expenses – related party	82,790	82,790
Deferred revenue	972	1,722
Due to related parties	53,331	53,331
Income tax payable	2,442	2,224
Total Liabilities	265,731	258,430

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,200	1,200
Additional paid-in capital	44,085	44,085
Retained earnings	13,840	12,605
Total Stockholders' Equity	59,125	57,890

Total Liabilities and Stockholders' Equity	$324,856	$316,320

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2017	2016

Revenue	$34,939	$798,133
Cost of revenues	–	726,976
Gross Profit	34,939	71,157

General and administrative expenses	(33,522)	(10,589)
Income from operations	1,417	60,568

Other income:
Interest income	36	36

Net income before income tax	1,453	60,604

Income tax expense	(218)	(18,700)

Net income	$1,235	$41,904

Basic & diluted income per common share	$0.00	$0.00

Basic & diluted weighted average common shares outstanding	12,000,000	12,228,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net income	$1,235	$41,904
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock-based compensation cancellation	–	(5,000)

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	9,653	(307,862)
Accounts payable and accrued liabilities	7,833	484,004
Deferred revenue	(750)	(150,000)
Due to related parties	–	188,372
Income tax payable	218	18,700
Net Cash Provided by Operating Activities	18,189	270,118

Net Increase in Cash and Cash Equivalents	18,189	270,118

Cash and Cash Equivalents, Beginning of Period	261,905	200,374

Cash and Cash Equivalents, End of Period	$280,094	$470,4924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND HISTORY

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

2.     SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at March 31, 2017 or December 31, 2016. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at March 31, 2017.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At March 31, 2017, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at March 31, 2017.

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

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of ASU 2015-17 has no effect on our balances sheets as the Company has no deferred tax assets and liabilities at March 31, 2017 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at March 31, 2017 and 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The adoption of ASU 2016-09 has no effect on the Company’s financial position or results of operations.

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

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $13,840 as of March 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.     EARNINGS PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended March 31,
	2017			2016
	Income	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:

Income attributable to common stock	$ 1,235	12,000,000	$ 0.00	$ 41,904	12,228,000	$ 0.00
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income attributable to common stock including assumed conversions	$ 1,235	12,000,000	$ 0.00	$ 41,904	12,228,000	$ 0.00

5.     RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at March 31, 2017.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, the Chief Executive Office and President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of March 31, 2017, the Company owed $3,331 (December 31, 2016 - $3,331) to Mr. Cornelius Ee.

During 2015, the Company entered into a six-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations–customer relation management program. The total contract value is approximately $414,000. During the year ended December 31, 2016, the Company incurred cost of $413,952 under this contract. As at March 31, 2017, included in accounts payable and accrued expenses – related party is $82,790 (December 31, 2016 - $82,790) related to this contract.

6.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of March 31, 2017 and December 31, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2017 and December 31, 2016, 12,000,000 shares were issued and outstanding.

7.     CUSTOMER CONCENTRATION

During the three months ended March 31, 2017, the Company generated revenues from six customers and four major customers accounted for 90% of the Company’s revenue. The accounts receivable from four of the six customers accounted for more than 85% of total accounts receivable. The loss of the major customers could have an adverse effect on the Company’s business, operating results, or financial condition.

8.     SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 15, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

General Discussion of Business

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

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and investigating, analyzing and consummating an acquisition. We anticipate that these costs may be in the range of eight to nine thousand dollars, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors. We anticipate allocating the entire amount towards the filing of Exchange Act reports.

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

For the three months ended March 31, 2017 and 2016, we reported a net income of $1,235 and net income of $41,904, respectively. The change in net income between the three months ended March 31, 2017 and 2016 was primarily attributable to the completion of the Ashita contract in the 3rd quarter of 2016 and the increase in general and administrative expense for the three months ended March 31, 2017 due to an increase in professional fees.

Revenue and Operating Expenses

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$34,939	$798,133
Cost of Revenues	$-	$726,976
Operating Expense	$33,522	10,589

Net Income/Loss	$1,235	$41,904

Total revenues for the three months ended March 31, 2017, were $34,939, compared to $798,133 for the three months ended March 31, 2017. This resulted in a decrease of approximately $763,194 from the comparable period. The decrease in revenue is primarily a result of lower sales due to the Ashita contract being completed, and a lack of additional sales to make up for the difference in revenue. The Company expects that revenue will remain low until additional clients are retained, which could last for several quarters.

Operating Expenses - Operating expenses for the three months ended March 31, 2017, was $33,522 as compared to $10,589 for the three months ended March 31, 2016. The increase is primarily attributable to the increase in general and administrative expense for the three months ended March 31, 2017, including additional legal fees incurred associated with amendments made to the Company’s registration statement on Form S-1, as well as expenses related to the Company’s annual report.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$324,856	$316,320
Current Liabilities	$265,731	$258,430

Working Capital	$59,125	$57,890

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

Our working capital accounts consist of cash and accounts receivable. Claims against working capital include accounts payable and accrued expenses and income tax payable. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $59,125 and $57,890 as of March 31, 2017 and December 31, 2016.

Cash Flow Information

Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $18,189 and $270,118, respectively. The decrease in cash provided by operating activities was primarily related to the completion of the Ashita contract as described above, as well as the continued restructuring our business from a company focused on a business combination to an operating company in the IT industry. Additionally, costs were associated with filing our registration statement on Form S-1, and fees incurred in addressing and responding to comments from the Securities and Exchange Commission as it related to our registration statement. We did not have any net cash activity associated with investing activities for the three months ended March 31, 2017.

We did not have any net cash obtained through all financing activities for the three months ended March 31, 2017.

Our estimated working capital requirement for the next 12 months is $50,000 with an estimated burn rate of $4,200 per month. As reflected in the accompanying financial statements, we had cash of $280,094 on hand on March 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements or contractual commitments that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

For an unlimited period of time additional funds will be contributed from existing stockholders, or another source, in the form of a loan. There can be no assurances that any loan obtained by another source will be on favorable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by 17 C.F.R. § 229.10(f)(1), we are not required to provide the information required by this Item.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2017.

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

By: /s/ Cornelius Ee

Cornelius Ee

Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

(Principal Executive Officer)

By:  /s/ Khoo Mae Ling
Khoo Mae Ling

Chief Financial Officer, Secretary and Director

(Principal Financial Officer)

Date:  May 12, 2017

-21-