Form 10-Q
period 2017-06-30
EliteSoft Global Inc.
filed 2017-08-14
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2017, the issuer had 12,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. Condensed Balance Sheets
	June 30,	December 31,
	2017 (Unaudited)	2016

ASSETS

Current Assets:
Cash	$58,599	$261,905
Accounts receivable. net	65,638	54,415
Total Assets	$124,237	$316,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$3,917	$118,363
Accounts payable and accrued expenses – related party	–	82,790
Deferred revenue	222	1,722
Due to related parties	53,331	53,331
Income tax payable	3,222	2,224
Total Liabilities	60,692	258,430

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,250,000 shares
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,200	1,200
Additional paid-in capital	44,085	44,085
Retained earnings	18,260	12,605
Total Stockholders' Equity	63,545	57,890

Total Liabilities and Stockholders' Equity	$124,237	$316,320

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$21,626	$272,552	$56,565	$1,070,685
Cost of revenues	–	188,836	–	915,812
Gross Profit	21,626	83,716	56,565	154,873

General and administrative expenses	(16,440)	(40,245)	(49,962)	(50,834)
Income from operations	5,186	43,471	6,603	104,039

Other income:
Interest income	14	36	50	72
Other income	–	–	–	-

Net income before income tax	5,200	43,507	6,653	104,111

Income tax expense	(780)	(11,734)	(998)	(30,434)

Net income	$4,420	$31,773	$5,655	$73,677

Basic & diluted income per common share	$0.00	$0.00	$0.00	$0.01

Basic & diluted weighted average common shares outstanding	12,000,000	12,000,000	12,000,000	12,114,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$5,655	$73,677
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock-based compensation cancellation	–	(5,000)

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(11,223)	(267,465)
Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	(114,446)	346,048
Deferred revenue	(1,500)	(150,000)
Due to related parties	(82,790)	196,976
Income tax payable	998	30,434
Net Cash (Used In )Provided by Operating Activities	(203,306)	225,670

Net (Decrease) Increase in Cash and Cash Equivalents	(203,306)	225,670

Cash and Cash Equivalents, Beginning of Period	261,905	200,374

Cash and Cash Equivalents, End of Period	$58,599	$426,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2017

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

Reclassification

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at June 30, 2017 or December 31, 2016. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgements are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at June 30, 2017.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2017, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at June 30, 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of ASU 2015-17 has no effect on our balances sheets as the Company has no deferred tax assets and liabilities at June 30, 2017 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at June 30, 2017 and December 31, 2016.

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

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $18,260 as of June 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4. EARNINGS PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended June 30,
	2017			2016
	Income	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$ 4,420	12,000,000	$ 0.00	$ 31,773	12,000,000	$ 0.00
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income attributable to common stock including assumed conversions	$ 4,420	12,000,000	$ 0.00	$ 31,773	12,000,000	$ 0.00

	For the Six Months Ended June 30,
	2017			2016
	Income	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$ 5,655	12,000,000	$ 0.01	$ 73,677	12,114,000	$ 0.01
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income attributable to common stock including assumed conversions	$ 5,655	12,000,000	$ 0.01	$ 73,677	12,114,000	$ 0.01

5.    RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at June 30, 2017.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, the Chief Executive Office and President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of June 30, 2017, the Company owed $3,331 (December 31, 2016 - $3,331) to Mr. Cornelius Ee.

During 2015, the Company entered into a six-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations–customer relation management program. The total contract value is approximately $414,000. During the year ended December 31, 2016, the Company incurred cost of $413,952 under this contract. As at June 30, 2017, included in accounts payable and accrued expenses – related party is $nil (December 31, 2016 - $82,790) related to this contract.

6.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of June 30, 2017 and December 31, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2017 and December 31, 2016, 12,000,000 shares were issued and outstanding.

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2015. The $5,000 was recorded as a recovery of general and administrative expenses during the six months ended June 30, 2016.

7.    CUSTOMER CONCENTRATION

During the six months ended June 30, 2017, the Company generated revenues from six customers and four major customers accounted for 90% of the Company’s revenue. The accounts receivable from four of the six customers accounted for more than 87% of total accounts receivable. The loss of the major customers could have an adverse effect on the Company’s business, operating results, or financial condition.

8.    SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 14, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

For the six months ended June 30, 2017 and 2016, we reported a net income before taxes of $6,653 and $104,111, respectively. The change in net income between the six months ended June 30, 2017 and 2016 was primarily attributable to the decrease in revenue for the six months ended June 30, 2017 due to the completion of the Ashita contract.

Revenue and Operating Expenses

	Six Months Ended
	June 30, 2017	June 30, 2016
Revenue	$56,565	$1,070,685
Cost of Revenues	$-	$915,812
Operating Expense	$49,962	50,834

Net Income	$5,655	$73,677

Total revenues for the six months ended June 30, 2017, were $56,565, compared to $1,070,685 for the six months ended June 30, 2017. This resulted in a decrease of approximately $1,014,120 from the comparable period. The decrease in revenue is primarily a result of lower sales due to the Ashita contract being completed, and a lack of additional sales to make up for the difference in revenue. The Company expects that revenue will remain low until additional clients are retained, which could last for several quarters.

Operating Expenses - Operating expenses for the six months ended June 30, 2017, was $49,962 as compared to $50,834 for the six months ended June 30, 2016. The decrease is primarily attributable to the slight decrease in general and administrative expense associated with the revision of the Company’s Registration Statement on Form S-1. The company continues to incur legal fees associated with the Company’s reporting obligations under the Securities Act and Securities Exchange Act.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$124,237	$316,320
Current Liabilities	$60,692	$258,430

Working Capital	$63,545	$57,890

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

Our working capital accounts consist of accounts receivable and prepaid assets. Claims against working capital include accounts payable and accrued expenses and deferred revenue. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $63,545 and $57,890 as of June 30, 2017 and December 31, 2016.

Cash Flow Information

Net cash provided by (used in) operating activities for the six months ended June 30, 2017 and 2016 was ($203,306) and $225,670, respectively. The decrease in cash provided by operating activities was primarily related to the completion of the Ashita contract as described above, as well as the continued restructuring our business from a company focused on a business combination to an operating company in the IT industry. Additionally, costs were associated with filing our registration statement on Form S-1, and fees incurred in addressing and responding to comments from the Securities and Exchange Commission as it related to our registration statement. We did not have any net cash activity associated with investing activities for the six months ended June 30, 2017.

We did not have any net cash obtained through all financing activities for the six months ended June 30, 2017.

Our estimated working capital requirement for the next 12 months is $50,000 with an estimated burn rate of $4,200 per month. As reflected in the accompanying financial statements, we had cash of $58,599 on hand on June 30, 2017.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 14, 2017

-18-