Form 10-Q
period 2017-09-30
EliteSoft Global Inc.
filed 2017-11-21
CIK 1612254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period September 30, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 000- 55240

EliteSoft Global Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1507527
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

18582 NW Holly Street, Unit 202 Beaverton, OR	97006-7014
(Address of principal executive offices)	(Zip Code)

(503) 830-2918

(Registrant’s telephone number, including area code)

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

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 20, 2017, the issuer had 12,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

4

EliteSoft Global Inc.
Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$35,933	$261,905
Accounts receivable. net	77,138	54,415
Total Assets	$113,071	$316,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$2,179	$118,363
Accounts payable and accrued expenses – related party	—	82,790
Deferred revenue	—	1,722
Due to related parties	53,331	53,331
Income tax payable	—	2,224
Total Liabilities	55,510	258,430

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,000,000 shares
issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,200	1,200
Additional paid-in capital	44,085	44,085
Retained earnings	12,276	12,605
Total Stockholders' Equity	57,561	57,890

Total Liabilities and Stockholders' Equity	$113,071	$316,320

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$11,722	$168,573	$68,287	$1,239,258
Cost of revenues	—	188,836	—	1,104,648
Gross Profit (Loss)	11,722	(20,263	68,287	134,610

General and administrative expenses	(20,932)	(24,047)	(70,894)	(79,881)
Income (loss) from operations	(9,210)	(44,310)	(2,607)	54,729

Other income:
Interest income	4	36	54	108
Other income	—	—	—	5,000

Net income (loss) before income tax	(9,206)	(44,274)	(2,553)	59,837

Income tax recovery (expense)	3,222	21,458	2,224	(8,976)

Net income	$(5,984)	$(22,816)	$(329)	$50,861

Basic & diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Basic & diluted weighted average common shares outstanding	12,000,000	12,000,000	12,000,000	12,075,730

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)

	Nine Months ended September 30,
	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$(329)	$50,861
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Reversal of stock-based compensation	—	(5,000)

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(22,723)	2,500
Prepaid expenses	—	1,000
Accounts payable and accrued liabilities	(116,184	99,271
Deferred revenue	(1,722)	(150,000)
Due to related parties	(82,790	72,790
Income tax payable	(2,224)	8,976
Net Cash (Used In) Provided by Operating Activities	(225,972)	80,398

Net (Decrease) Increase in Cash and Cash Equivalents	(225,972)	803,988

Cash and Cash Equivalents, Beginning of Period	261,905	200,374
Cash and Cash Equivalents, End of Period	$35,933	$280,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2017

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

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

NOTE 2 - SUMMARY OF SIGNIFICANT POLICIES

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

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at September 30, 2017 or December 31, 2016. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at September 30, 2017.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At September 30, 2017, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at September 30, 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of ASU 2015-17 has no effect on our balances sheets as the Company has no deferred tax assets and liabilities at September 30, 2017 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at September 30, 2017 and December 31, 2016.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $12,276 as of September 30, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 - EARNINGS PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended September 30,
	2017			2016
	Income	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$ (5,984)	12,000,000	$ (0.00)	$ (22,816)	12,000,000	$ (0.00)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income attributable to common stock including assumed conversions	$ (5,984)	12,000,000	$ (0.00)	$ (22,816)	12,000,000	$ (0.00)

	For the Nine Months Ended September 30,
	2017			2016
	Income	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$ (329)	12,000,000	$ (0.00)	$ 50,861	12,075,730	$ 0.00
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income attributable to common stock including assumed conversions	$ (329)	12,000,000	$ (0.00)	$ 50,861	12,075,730	$ 0.00

NOTE 5 - RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at September 30, 2017.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, the Chief Executive Office and President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of September 30, 2017, the Company owed $3,331 (December 31, 2016 - $3,331) to Mr. Cornelius Ee.

During 2015, the Company entered into a nine-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations–customer relation management program. The total contract value is approximately $414,000. During the nine months ended September 30, 2016, the Company incurred cost of $413,952 under this contract. As at September 30, 2017, included in accounts payable and accrued expenses – related party is $nil (December 31, 2016 - $82,790) related to this contract.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of September 30, 2017 and December 31, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2017 and December 31, 2016, 12,000,000 shares were issued and outstanding.

On March 23, 2016, the Company cancelled 250,000 shares of common stock of the Company that had been previously issued due to termination of consulting agreement dated May 1, 2015 and reversed stock-based compensation of $5,000 that was recognized during the year ended December 31, 2015. The $5,000 was recorded as a recovery of general and administrative expenses during the nine months ended September 30, 2016.

NOTE 7 - CUSTOMER CONCENTRATION

During the nine months ended September 30, 2017, the Company generated revenues from six customers and four major customers accounted for 89% of the Company’s revenue. The accounts receivable from four of the six customers accounted for more than 86% of total accounts receivable. The loss of the major customers could have an adverse effect on the Company’s business, operating results, or financial condition.

NOTE 8 - INCOME TAXES

The Company computes the income tax expense by applying the estimated annual effective tax rate to year-to-date income (loss) from operations and adding the effects of any discrete income tax items specific to the period.

The Company’s effective tax rate was 0% (2016 – 0%) for the three months ended September 30, 2017, and 0% (2016 – 15%) for the nine months ended September 30, 2017, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to the net operating loss carry forwards from prior fiscal years being utilized.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 20, 2017, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

Item 2.  Management's Discussion and Analysis of financial Condition and Results of Operations

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

For the nine months ended September 30, 2017, we reported a net loss of $2,553, as compared to the nine months ended September 30, 2016, where the Company reported an income of $59,837. The change in net income between the nine months ended September 30, 2017 and 2016 was primarily attributable to the increase in general and administrative expense for the nine months ended September 30, 2016 due to an increase in professional and consulting fees and overhead expenses.

Revenue and Operating Expenses

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue	$68,287	$1,239,258
Cost of Revenues	$-	$1,104,648
Operating Expense	$70,894	79,881

Net Income/Loss	$(2,607)	$54,729

Total revenues for the nine months ended September 30, 2017, were $68,287, compared to $1,239,258for the nine months ended September 30, 2016. This resulted in a decrease of approximately $1,170,971 from the comparable period. The decrease in revenue is primarily a result of lower sales due to the Ashita contract being completed, and a lack of additional sales to make up for the difference in revenue. The Company expects that revenue will remain low until additional clients are retained, which could last for several quarters.

Operating Expenses - Operating expenses for the nine months ended September 30, 2017, was $70,894 as compared to $79,881 for the nine months ended September 30, 2016. The decrease is primarily attributable to the slight decrease in general and administrative expense associated with the revision of the Company’s Registration Statement on Form S-1. The company continues to incur legal fees associated with the Company’s reporting obligations under the Securities Act and Securities Exchange Act.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$113,071	$316,320
Current Liabilities	$55,510	$258,430

Working Capital	$57,561	$57,890

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

Our working capital accounts consist of accounts receivable and prepaid assets. Claims against working capital include accounts payable and accrued expenses and deferred revenue. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $57,561and $57,890 as of June 30, 2017 and December 31, 2016.

Cash Flow Information

Net cash provided by (used in) operating activities for the nine months ended September 30, 2017 and 2016 was ($225,972) and $80,398, respectively. The decrease in cash provided by operating activities was primarily related to the completion of the Ashita contract as described above, as well as the continued restructuring our business from a company focused on a business combination to an operating company in the IT industry. Additionally, costs were associated with filing our registration statement on Form S-1, and fees incurred in addressing and responding to comments from the Securities and Exchange Commission as it related to our registration statement. We did not have any net cash activity associated with investing activities for the nine months ended September 30, 2017.

We did not have any net cash obtained through all financing activities for the nine months ended September 30, 2017.

Our estimated working capital requirement for the next 12 months is $50,000 with an estimated burn rate of $4,200 per month. As reflected in the accompanying financial statements, we had cash of $57,561 on hand on September 30, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by 17 C.F.R. § 229.10(f)(1), we are not required to provide the information required by this Item.

Item 4.     Controls and Procedures

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

As described in Basis of Presentation in this Third Quarter Report for fiscal year 2017, the Company recently determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Company incorporates by reference all prior disclosures for the period identified herein. See Part II, Item 6.

Item 3. Defaults on Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5.  Other Information

The Company incorporates by reference all prior disclosures for the period identified herein.

Item 6.  Exhibits

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

EliteSoft Global Inc.

By: /s/ Cornelius Ee

Cornelius Ee

Chief Executive Officer and Chairman of the Board of Directors

(Principal Executive Officer)

Date:  November 20, 2017

