Form 10-K
period 2017-12-31
EliteSoft Global Inc.
filed 2018-05-24
CIK 1612254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from_________ to __________

EliteSoft Global Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	000-55240	47-1208256
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

18582 N.W. Holly St., Unit #202, Beaverton, Oregon 97006-7014, USA

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(503) 830-2918

(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.0001 on December 31, 2017.

As of April 27, 2018, there were 12,000,000 shares of common stock, par value $.0001, outstanding.

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

Business Operations

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

The Company is in the process of reviewing and analyzing a potential business combination with another entity, though no target has been identified.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

The Company maintains an office in Beaverton, Oregon as its headquarters, and an office in Kuala Lumpur, Malaysia, as its location servicing clients within the Asia-Pacific region. Our office in Beaverton is a 1,100 square foot facility owned by Eugene Wong, the Company’s former President and current shareholder. The Company has secured this space without cost. Our office in Kuala Lumpur is a 2,000 square foot leased facility under a two-year lease agreement. Our office currently maintains the following positions; business development manager, admin and accounts manager, human resources executive, web specialist, and full/part time programmers.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Company had 12,000,000 shares of its common stock registered pursuant to the Securities Act or the Exchange Act in fiscal year 2016. These were registered by the Company in its Registration Statement on Form S-1 effective as of January 25, 2017. The Registration Statement registered shares of selling shareholders and did not register any additional shares for a direct public offering by the Company (the “Shareholder Shares”). The Shareholder Shares are being offered by selling shareholders of the Company, and as such, the Company does not stand to directly profit from the sale of the Shareholder Shares. The Company’s Common Stock is not listed on a publicly-traded market.

As of the date of this filing, there are nine (9) holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

In the past three years, the Company has entered into the following sales of unregistered securities. On February 20, 2015, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to EliteSoft Asia Sdn Bhd. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, February 27, 2015, Richard Chiang executed the agreement, resigned from his positions, and owned no shares of the Company’s stock and EliteSoft Asia Sdn Bhd was the majority stockholder of the Company. Effective on the same date and following the execution of the SPA, EliteSoft Asia Sdn Bhd elected Eugene Wong, as a director of the Company and transferred its shares to the officers and directors of the Company.

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

During 2017, the Company provided services to seven customers pursuant to applicable service agreements. The Company recognized revenue in the amount of $79,787 associated with services provided to these clients.

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

Fiscal Year

Our fiscal year ends on December 31.

Results of Operations

Sources of Revenues. The Company derives its revenues primarily from providing web and IT services. Web and IT services revenues consist of fees from web design, software development, domain and hosting, and maintenance and other services. The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectability is reasonably assured. The Company’s service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations. The Company records revenues net of sales taxes. Revenues from web design, software development are generally recognized after the projects are completed and when delivery is made or title and risk of loss otherwise transfers to the customer, and the collection is reasonably assured. Revenues from IT consulting services, domain and hosting, and maintenance services are generally recognized on a straight-line basis over the length of the contract.

The Company also enters into arrangements with multiple deliverables that generally include web design and software development, domain and hosting, and maintenance and other services, with the term ranging from one month to two years. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the element’s fair value in accordance with ASC 605 and related revenues are recognized pursuant to the criteria described above. During the year ended December 31, 2017, in one of the arrangements that contain multiple deliverables, the Company acted as an agent in the transaction. As the agent, it records revenues on a net basis. Customer payments received in advance of the performance of services are recorded as deferred revenues in the balance sheets, and are recognized as revenue when the web and IT services are rendered.

For the year ended December 31, 2017, we had three customer whom accounted for a majority of our revenues. We expect revenues to decrease for the next several quarters, primarily due to the completion of the Ashita contract, as discussed above. Obtaining new clients may increase revenues and as such the Company is working diligently to obtain additional customers. Net revenue for the twelve months ended December 31, 2017 was $79,787 as compared to $1,260,925 for the twelve months ended December 31, 2016. The decrease in net revenue was primarily due to our completion of the agreement with Ashita and the Company’s inability to secure additional sources of revenue.

Cost of Revenues. Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services. We expect Cost of Revenues as a percentage of total revenues to increase for the next several quarters. Cost of revenues for the twelve months ended December 31, 2017 was $nil as compared to $1,104,648 the twelve months ended December 31, 2016. This decrease was primarily attributable to the Company no longer securing third party vendors to perform the majority of its IT services to its clients.

General and Administrative Expenses. General and Administrative expenses consist of salaries and related expenses, including stock-based compensation, and stock issued for the assumption of a service contract, and professional fees, including legal and accounting costs. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative expenses as a percentage of total revenues to increase for the next several quarters. Total general and administrative expenses were $84,197 for the twelve months ended December 31, 2017, as compared to $104,847 for the twelve months ended December 31, 2016. The decrease was due to a decrease in professional and administrative fees associated with implementing our business plan.

Liquidity and Capital Resources

As of December 31, 2017, our principal source of liquidity was cash and cash equivalents totaling $52,479.

Net cash used in operating activities was $209,426 during 2017. In 2016, the Company received $61,531 from operating activities. This decrease in cash received from operating activities was mainly due to increase in net loss, accounts payable and accrued liabilities and due to related parties for the year ended December 31, 2017.

Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital/deficit of $55,758 and working capital of $57,890 as of December 31, 2017 and 2016.

Net cash provided by financing activities was $nil during 2017 and $nil during the same period a year ago.

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

Item 9A. Controls and Procedures.

The Company's Chief Financial Officer – Khoo Mae Ling, and Chief Executive Officer – Cornelius Ee, are responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

On December 31, 2017, Cornelius Ee and Mae Ling Khoo reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to material weaknesses identified. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.

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

On December 31, 2017, management conducted an evaluation of the effectiveness of our internal control over financial reporting and found it to be not effective subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2017 with the Commission. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not effective. The material weaknesses identified relate to the lack of proper segregation of duties and the lack of sufficient qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to remediate the material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2017 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Cornelius Ee	30	Chief Executive Officer, President, Vice President of Information Technology, and Director
Khoo Mae Ling	45	Chief Financial Officer and Director
Kah Tan a/k/a Kai Tan	34	Chief Operations Officer and Secretary

Biographical Information for Cornelius Ee

Cornelius Ee, Chief Executive Officer, President, Vice President of Information Technology, and Director

Mr. Ee began his career in 2008 as a director for Getbyte Solutions. He remained a director until 2012. He became a marketing and sales executive for YTT Motorsports in 2013 and from 2014 to present, he has been the Director of Information Technology for EliteSoft Asia Sdn Bhd. Mr. Ee graduated from the University of Nottingham (Malaysia Campus) in 2011 with a bachelor's degree in Computer Science. He was appointed as Chief Executive Officer and President of the Company in April of 2017.

Biographical Information for Khoo Mae Ling

Khoo Mae Ling, Chief Financial Officer and Director

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

Biographical Information for Kah Tan a/k/a Kai Tan

Kah Tan, Chief Operations Officer and Secretary

Mr. Tan served in the United States Armed Forces from 2003 through 2013. While serving, he completed college courses at the University of Maryland University College and Seattle Central College. After leaving the military, Mr. Tan worked at Washington Youth Academy as an instructor. He also worked part time at Homeland Security Solutions, Inc., as an Officer for Assets Management. Mr. Tan joined the Company as its Chief Operations Officer and Secretary on June 27, 2017.

B. Significant Employees.

As of the date hereof, the Company has no significant employees.

C. Family Relationships.

Ms. Chu is the wife of Eugene Wong, a shareholder of the Company who holds 33% of the Company’s issued and outstanding shares of common stock. Mr. Wong formerly served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors. He resigned from those positions on April 5, 2017.

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

The following table sets forth, as of April 27, 2018 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Eugene Wong	3,993,000	33.28%
Khoo Mae Ling	3,000,000	25%
Cornelius Ee	3,000,000	25%
All Officers and Directors as a group (2 persons)	6,000,000	50%
EliteSoft Asia Sdn Bhd	2,000,000	16%
All outstanding	12,000,000	99.94%

(1) The above percentages are based on 12,000,000 shares of common stock outstanding as of April 27, 2018.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Yinchien Yeh, CPA is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Yinchien Yeh, CPA for professional services rendered for the year ended December 31, 2017.

Audit Fees

The fees for the audit services billed and to be billed by billed Yinchien Yeh, CPA for the year ended December 31, 2017 total $19,500. These fees primarily related to finalizing the Company’s Registration Statement on Form S-1, Quarterly Reports on Form 10-Q, and the Company’s Annual Statement on Form 10-K for the 2016 fiscal year.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

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

EliteSoft Global, Inc.

Dated: May 24, 2018

By: /s/ Cornelius Ee
Cornelius Ee, Chief Executive Officer (Principal Executive Officer) and President

By: /s/ Khoo Mae Ling

Khoo Mae Ling, Chief Operating Officer

(Principal Financial Officer), Secretary, and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Cornelius Ee Cornelius Ee	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	May 24, 2017

By: /s/ Khoo Mae Ling Khoo Mae Ling	Chief Operating Officer (Principal Financial Officer) and Director	May 24, 2017

EliteSoft Global Inc.

Financial Statements

As of December 31, 2017 and 2016

And For the Years Ended December 31, 2017 and 2016

Yichien Yeh, CPA

21738 51st AVENUE– OAKLAND GARDENS, NY 11364 – TEL (646) 243-0425 – FAX (646) 389-0987

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EliteSoft Global Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EliteSoft Global Inc. as of December 31, 2017 and 2016, and the related statement of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Yichien Yeh, CPA

We have served as the Company’s auditor since 2016.

Oakland Gardens, New York

May 7, 2018

EliteSoft Global Inc. Balance Sheets
	December 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$52,479	$261,905
Accounts receivable. net	54,838	54,415
Due from related party	7,000	—
Total Assets	$114,317	$316,320

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$5,228	$118,363
Accounts payable and accrued expenses – related party	—	82,790
Deferred revenue	—	1,722
Due to related parties	53,331	53,331
Income tax payable	1,571	2,224
Total Liabilities	60,130	258,430

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,000,000 shares
issued and outstanding at December 31, 2017 and 2016, respectively	1,200	1,200
Additional paid-in capital	44,085	44,085
Retained earnings	8,902	12,605
Total Stockholders' Equity	54,187	57,890

Total Liabilities and Stockholders' Equity	$114,317	$316,320

The accompanying notes are an integral part of these financial statements.

EliteSoft Global Inc. Statements of Operations

	Year Ended December 31,
	2017	2016

Revenue	$79,787	$1,260,925
Cost of revenues	—	1,104,648
Gross Profit (Loss)	79,787	156,277

General and administrative expenses	(84,197)	(104,847)
Income (loss) from operations	(4,410)	51,430

Other income:
Interest income	54	144

Net income (loss) before income tax	(4,356)	51,574

Income tax recovery (expense)	653	(2,224)

Net income	$(3,703)	$49,350

Basic & diluted income (loss) per common share	$(0.00)	$0.00

Basic & diluted weighted average common shares outstanding	12,000,000	12,056,694

The accompanying notes are an integral part of these financial statements.

EliteSoft Global Inc. Statements of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2017 and 2016
			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)

Balance, December 31, 2015	12,250,000	$1,225	$49,060	$(36,745)	$13,540

Cancellation of stock-based compensation	(250,000)	(25)	(4,975)	—	(5,000)
Net income	—	—	—	49,350	49,350
Balance, December 31, 2016	12,000,000	1,200	44,085	12,605	57,890

Net loss	—	—	—	(3,703)	(3,703)

Balance, December 31, 2017	12,000,000	$1,200	$44,085	$8,902	$54,187

The accompanying notes are an integral part of these financial statements.

EliteSoft Global Inc. Condensed Statements of Cash Flows
	Year Ended December 31,
	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$(3,703)	$49,350
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Reversal of stock-based compensation	—	(5,000)

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	(423)	(14,189)
Prepaid expenses	—	1,000
Accounts payable and accrued liabilities	(113,135)	103,634
Deferred revenue	(1,722)	(148,278)
Due to related parties	(89,790)	72,790
Income tax payable	(653)	2,224
Net Cash (Used In) Provided by Operating Activities	(209,426)	61,531

Net (Decrease) Increase in Cash and Cash Equivalents	(209,426)	61,531

Cash and Cash Equivalents, Beginning of Period	261,905	200,374

Cash and Cash Equivalents, End of Period	$52,479	$261,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2017

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

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at December 31, 2017 or 2016. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms, and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at December 31, 2017.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At December 31, 2017, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at December 31, 2017.

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

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU creates a single comprehensive new revenue recognition standard. Under the new standard and its related amendments (collectively known as Accounting Standards Codification (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures will be required regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company will be adopting the standard as of January 1, 2018, using the modified retrospective method applied to contracts which were not completed as of that date, which represent contracts for which all (or substantially all) of the revenues have not been recognized under existing standard as of the date of adoption.

The Company has assessed the impact that the new standard will have on its operations, financial statements and related disclosures. This includes a review of current accounting policies and practices to identify potential differences that would result from applying ASC 606.

The Company has identified its major revenue streams and performed an analysis of its contracts with customers to evaluate the impact ASC 606 will have on the Company’s accounting for revenue from the development and maintenance of website and software and domain and hosting services. Based on the evaluation of not completed contracts as of the date of adoption, there will not be any cumulative effect adjustment to its opening balance of retained earnings as the revenue recognition approach under ASC 606 for the remaining performance obligations on these contracts will not differ from its historical revenue recognition pattern. Prior periods will not be retrospectively adjusted.

The impact to the Company’s future results from operations are not expected to differ based on the analysis of revenue streams and contracts under ASC 606, which supports revenue recognition over time. The Company’s revenue relates to website and software development, domain and hosting, and maintenance of website and software of which revenue is recognized when the performance obligation is satisfied. For website and software development, as the contracts are completed in stages, a percentage of the contract price is recognized when certain tasks are accomplished. For domain and hosting and maintenance services, revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of ASU 2015-17 has no effect on our balances sheets as the Company has no deferred tax assets and liabilities at December 31, 2017 and recorded a valuation allowance reducing our net deferred tax assets and liabilities to zero at December 31, 2017 and 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The effective date will be the first quarter of fiscal year 2018 with early adoption permitted. The adoption of ASU 2016-15 will not have a material impact on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply medication accounting in Topic 718. The effective date will be for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 will not have a material impact on the Company’s financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has retained earnings of $8,902 as of December 31, 2017. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.   EARNINGS PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the table below:

	For the Year Ended December 31,
	2017			2016
	Loss	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(3,703)	12,000,000	$(0.00)	$49,350	12,056,694	$0.00
Effective of Dilutive Securities:
Stock options and other	—	—	—	—	—	—

Diluted:
Income (loss) attributable to common stock including assumed conversions	$(3,703)	12,000,000	$(0.00)	$49,350	12,056,694	$0.00

5.    RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at December 31, 2017.

During the quarter ended December 31, 2015, Mr. Cornelius Ee, the Chief Executive Office and President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of December 31, 2017, the Company owed $3,331 (December 31, 2016 - $3,331) to Mr. Cornelius Ee.

During 2015, the Company entered into a nine-month service contract with ELITESOFT ASIA PTE LTD, a shareholder of the Company, to provide the Company with website design, development and integration with the Company’s CRM Program as well as web-based automated tracking system for the Company’s nationwide operations–customer relation management program. The total contract value is approximately $414,000. During the year ended December 31, 2016, the Company incurred cost of $413,952 under this contract. As at December 31, 2017, included in accounts payable and accrued expenses – related party is $nil (2016 - $82,790) related to this contract.

As at December 31, 2017, the Company was owed from the Chief Operating Officer (the “COO”) of the Company $7,000, representing salary overpaid to the COO.

6.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of December 31, 2017 and 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2017 and 2016, 12,000,000 shares were issued and outstanding.

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

7.    LEASES

The Company maintains a sales office located at 18582, NW Holly Street, Unit 202, Beaverton, Oregon 97006. This office is 1,100 square feet and owned by the spouse of the former CEO of the Company. No formal lease agreement was available and no rent was charged by landlord in 2016 and 2017.

We also share a representative office located at Unit A-9-4, Northpoint office suite, Mid Valley City. No. 1, Medan Syed Putra Utara, 59200, Kuala Lumpur, Malaysia. This office is 2,000 square feet. No formal lease agreement was available and no rent was paid for this office in 2016 and 2017.

8.    CUSTOMER CONCENTRATION

During the year ended December 31, 2017, the Company generated revenues from six customers and three major customers accounted for 77% of the Company’s revenue. The accounts receivable from three of the six customers accounted for more than 61% of total accounts receivable. The loss of the major customers could have an adverse effect on the Company’s business, operating results, or financial condition.

9.    INCOME TAXES

The following table summarizes a reconciliation of income tax expense compared with the amounts at the U.S. federal statutory income tax rate for the years ended December 31, 2017 and 2016:

	2017	2016
Income tax expense at U.S. federal statutory rates	$—	$7,736
Deferred tax benefit of net operating loss carryforward	—	—
Non-capital losses applied against taxable income	(653)	(5,512)
Change in valuation allowance	—	—

Income tax (recovery) expense	$(653)	$2,224

Deferred income tax assets and liabilities at December 31, 2017 and 2016 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31:

	2017	2016
Deferred tax assets
Net operating loss carryforward	$—	$—
Less: valuation allowances	—	—

Total deferred tax assets, net	$—	$—

The Company’s effective tax rate was 15% and 4.3% for the year ended December 31, 2017 and 2016, respectively, which was lower than the U.S. federal statutory tax rate of 34%. The lower tax rate was primarily attributable to lower tax bracket and the net operating loss carry forwards from prior fiscal years being utilized.

10.    SUBSEQUENT EVENTS

Management has evaluated subsequent events up to the date the statements were available for issuance and determined there are no reportable subsequent events.