Form 10-Q
period 2018-03-31
EliteSoft Global Inc.
filed 2018-06-21
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 19, 2018, the issuer had 12,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc. Balance Sheets
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$25,882	$52,479
Accounts receivable. net	54,838	54,838
Due from related party	–	7,000
Other receivables	31,150	–
Total Assets	$111,870	$114,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$17,878	$5,228
Due to related parties	55,331	53,331
Income tax payable	–	1,571
Total Liabilities	73,209	60,130

Stockholders' Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	–	–
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,000,000 shares
issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,200	1,200
Additional paid-in capital	44,085	44,085
(Accumulated Deficit ) Retained earnings	(6,624)	8,902
Total Stockholders' Equity	38,661	54,187

Total Liabilities and Stockholders' Equity	$111,870	$114,317

 The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2018	2017

Revenue	$—	$34,939
Cost of revenues	—	—
Gross profit	—	34,939

General and administrative expenses	(17,097)	(33,522)
Income (loss) from operations	(17,097)	1,417

Other income:
Interest income	—	36

Net (loss) income before income tax	(17,097)	1,453

Income tax recovery (expense)	1,571	(218)

Net income (loss)	$(15,526)	$1,235

Basic & diluted income per common share	$0	$0

Basic & diluted weighted average common shares outstanding	12,000,000	12,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net (loss) income	$(15,526)	$1,235
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:	—	—

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	—	9,653
Other receivables	(31,150)	—
Accounts payable and accrued liabilities	12,650	7,833
Deferred revenue	—	(750)
Due to related parties	9,000	—
Income tax payable	(1,571)	218
Net Cash (Used in) Provided by Operating Activities	(26,597)	18,189

Net (Decrease) Increase in Cash and Cash Equivalents	(26,597)	18,189

Cash and Cash Equivalents, Beginning of Period	52,479	261,905

Cash and Cash Equivalents, End of Period	$25,882	$280,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018

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

2.     SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at March 31, 2018 or December 31, 2017. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Management considers accounts receivable to be fully collectible at March 31, 2018.

Revenue Recognition

The Company recognizes revenue pursuant to Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”.  The Company derives its revenues primarily from providing web and IT services. The Company enters into arrangements with multiple deliverables that generally include web design and software development, domain and hosting, and maintenance and other services, with the term ranging from one month to two years.

Performance Obligations

The Company recognizes revenue when performance obligations under the terms of the contract with the customer are satisfied. The Company measures revenue as the amount of consideration to which it expects to be entitled in exchange for transferring goods and services (transaction price). Revenues from web design, software development are generally recognized after the projects are completed and when delivery is made, or title and risk of loss otherwise transfers to the customer, and the collection is reasonably assured. Revenues from IT consulting services, domain and hosting, and maintenance services are generally recognized on a straight-line basis over the length of the contract.  The Company's service arrangements are generally non-cancelable and do not provide for refunds to customers in the event of cancellations.

Contract Balances

Customer payments received in advance of the performance of services are recorded as deferred revenues in the balance sheets and are recognized as revenue when the web and IT services are rendered.

Policy Election

The Company has elected to exclude sales tax and similar taxes from the measurement of transaction price. As the Company historically has presented taxes on a net revenue basis, there is no change to the current presentation as a result of the adoption of ASC 606.

Cost of Revenues

Cost of revenues includes all costs associated with the providing website development and IT services for its clients and primarily consists of subcontracted services.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At March 31, 2018, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at March 31, 2018.

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

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

Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU created a single comprehensive new revenue recognition standard. Under the new standard and its related amendments (collectively known as Accounting Standards Codification (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Enhanced disclosures are required regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017. The Company adopted the standard as of January 1, 2018, using the modified retrospective method applied to contracts which were not completed as of that date, which represent contracts for which all (or substantially all) of the revenues have not been recognized under existing standard as of the date of adoption. The Company did not record any cumulative effect adjustment to its opening balance of retained earnings as a result of the adoption of ASC 606 since the revenue recognition approach under ASC 606 for the remaining performance obligations on the incomplete contracts does not differ from its historical revenue recognition pattern. Under this approach, the Company did not restate the prior financial statements presented.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The effective date was the first quarter of fiscal year 2018 with early adoption permitted. The Company adopted the standard as of January 1, 2018. The adoption of ASU 2016-15 had no effect on the Company’s financial position or results of operations.

Accounting Standards Not Yet Adopted

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

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,624 as of March 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.     EARNINGS PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended March 31,
	2018			2017
	Loss	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(15,526)	12,000,000	$(0.00)	$1,235	12,000,000	$0.00
Effect of Dilutive Securities:
Stock options and other	—	—	—	—	—	—

Diluted:
Income (loss) attributable to common stock including assumed conversions	$(15,526)	12,000,000	$(0.00)	$1,235	12,000,000	$0.00

5.    RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at March 31, 2018.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, the Chief Executive Office and President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of March 31, 2018, the Company owed $3,331 (December 31, 2017 - $3,331) to Mr. Cornelius Ee.

As at March 31, 2018, the Company owed to the Chief Operating Officer (the “COO”) of the Company $2,000, representing salary owed to the COO.

6.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of March 31, 2018 and December 31, 2017 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2018 and December 31, 2017, 12,000,000 shares were issued and outstanding.

7.    CUSTOMER CONCENTRATION

During the three months ended March 31, 2018, the Company did not generate any revenue. The accounts receivable from four of the six customers accounted for more than 85% of total accounts receivable. The loss of the major customers could have an adverse effect on the Company’s business, operating results, or financial condition.

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

Revenue and Operating Expenses

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$-	$34,939
Cost of Revenues	$-	$34,939
Operating Expense	$17,097	$33,522

Net Income (Loss)	$(15,526)	$1,235

Total revenues for the three months ended March 31, 2018 were $nil, compared to $34,939 for the three months ending March 31, 2017. This resulted in a decrease of $34,939 from the comparable period. The decrease in revenue is related to the Company’s failure to secure new clients and a lack of sales from existing clients. The Company expects that revenue will remain low until additional clients are retained, which could last for several quarters.

Operating Expenses - Operating expenses for the three months ended March 31, 2018 were $17,097 as compared to $33,522 for the three months ended March 31, 2017. The decrease is due to fewer operational fees incurred relating to providing services to clients.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017
Current Assets	$111,870	$114,317
Current Liabilities	$73,209	$60,130

Working Capital	$38,661	$54,187

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

Our working capital accounts consist of cash, accounts receivable and prepaid assets. Claims against working capital include accounts payable and accrued expenses and due to related parties. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working capital of $38,661 and $54,187 as of March 31, 2018 and December 31, 2017.

Cash Flow Information

Net cash provided by (used in) operating activities for the three months ended March 31, 2018 and 2017 was ($26,597) and $18,189, respectively. The decrease in cash provided by operating activities was primarily related to net loss. We did not have any net cash activity associated with investing activities or financing activities for the three months ended March 31, 2018 and 2017.

Our estimated working capital requirement for the next 12 months is $50,000 with an estimated burn rate of $4,200 per month. As reflected in the accompanying financial statements, we had cash of $25,882 on hand on March 31, 2018.

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

As described in Basis of Presentation in this First Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The Company incorporates by reference all prior disclosures for the period identified herein.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period ending	Filing date
31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EliteSoft Global Inc.

By: /s/ Cornelius Ee

Cornelius Ee

Chief Executive Officer and Chairman of the Board of Directors

(Principal Executive Officer)

Chief Financial Officer (Principal Financial Officer)

Date:  June 21, 2018