Form 10-Q
period 2018-06-30
EliteSoft Global Inc.
filed 2018-08-24
CIK 1612254

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000- 55240

EliteSoft Global Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1208256
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18582 NW Holly Street, Unit 202 Beaverton, OR	97006-7014
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2018, the issuer had 12,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements.

EliteSoft Global Inc.

Condensed Financial Statements

(Unaudited)

EliteSoft Global Inc.
Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$14,440	$52,479
Accounts receivable. net	—	54,838
Due from related party	—	7,000
Prepaid expenses	32,650	—
Total Assets	$47,090	$114,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$6,203	$5,228
Due to related parties	58,331	53,331
Income tax payable	—	1,571
Note payable-current portion	10,000	—
Total Current Liabilities	74,534	60,130

Note payable	10,000	—
Total Liabilities	84,534	60,130

Stockholders' (Deficit) Equity:
Preferred stock, $.0001 par value, 5,000,000
shares authorized; none issued and outstanding	—	—
Common stock $.0001 par value, 100,000,000
shares authorized; 12,000,000 and 12,000,000 shares
issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,200	1,200
Additional paid-in capital	44,085	44,085
(Accumulated Deficit) Retained earnings	(82,729)	8,902
Total Stockholders' (Deficit) Equity	(37,444)	54,187

Total Liabilities and Stockholders' Equity	$47,090	$114,317

 The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$—	$21,626	$—	$56,565
Cost of revenues	—	—	—	—
Gross Profit	—	21,626	—	56,565

General and administrative expenses	(76,105)	(16,440)	(93,202)	(49,962)
(Loss) Income from operations	(76,105)	5,186	(93,202)	6,603

Other income:
Interest income	—	14	—	50

Net (loss) income before income tax	(76,105)	5,200	(93,202)	6,653

Income tax recovery (expense)	—	(780)	1,571	(998)

Net income (loss)	$(76,105)	$4,420	$(91,631)	$5,655

Basic & diluted income per common share	$(0.01)	$0	$(0.01)	$0

Basic & diluted weighted average common shares outstanding	12,000,000	12,000,000	12,000,000	12,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc. Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net (loss) income	$(91,631)	$5,655
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Bad debt expense	54,838	—

Changes in operating assets and liabilities that (used)
provided cash:
Accounts receivable	—	(11,223)
Prepaid expenses	(32,650)	—
Accounts payable and accrued liabilities	975	(114,446)
Deferred revenue	—	(1,500)
Due to related parties	12,000	(82,790)
Income tax payable	(1,571)	998
Net Cash (Used in) Provided by Operating Activities	(58,039)	(203,306)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	20,000	—
Net Cash Provided by Financing Activities	20,000	—

Net Decrease in Cash and Cash Equivalents	(38,039)	(203,306)

Cash and Cash Equivalents, Beginning of Period	52,479	261,905

Cash and Cash Equivalents, End of Period	$14,440	$58,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

EliteSoft Global Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

Concentrations

The Company deposits cash with a national bank within the United States of America and at times throughout the year may maintain balances that exceed federally insured limits of $250,000 per depositor, per insured bank. There was no uninsured cash at June 30, 2018 or December 31, 2017. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any unusual credit risk on cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms and are stated at the amount the Company expects to collect from outstanding balances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. At June 30, 2018, the Company had an allowance for doubtful accounts of $54,838. As at December 31, 2017, management considered accounts receivable to be fully collectible.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. At June 30, 2018, the Company had a $50,000 loan from a stockholder which is convertible on demand. Management has not determined the conversion rate on this potentially dilutive security at June 30, 2018. On August 13, 2018, the $50,000 loan was forgiven.

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

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $82,729 as of June 30, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.    EARNINGS PER SHARE

A reconciliation of components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended June 30,
	2018			2017
	Loss	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(76,105)	12,000,000	$(0.01)	$4,420	12,000,000	$0.00
Effect of Dilutive Securities:
Stock options and other	—	—	—	—	—	—

Diluted:
Income (loss) attributable to common stock including assumed conversions	$(76,105)	12,000,000	$(0.01)	$4,420	12,000,000	$0.00

	For the Six Months Ended June 30,
	2018			2017
	Loss	Weighted Average Common Shares Outstanding	Per Share	Income	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(91,631)	12,000,000	$(0.01)	$5,655	12,000,000	$0.00
Effect of Dilutive Securities:
Stock options and other	—	—	—	—	—	—

Diluted:
Income (loss) attributable to common stock including assumed conversions	$(91,631)	12,000,000	$(0.01)	$5,655	12,000,000	$0.00

5.    NOTE PAYABLE

On April 30, 2018, the Company issued a promissory note for $20,000. The note bears interest at 3% per annum and is due on January 1, 2020. Pursuant to the agreement, the Company agreed to repay the principal and accrued interest in 12 equal monthly payments commencing January 1, 2019.

6.    RELATED PARTY TRANSACTIONS

In February 2015, a Company stockholder advanced the Company $50,000 and the cash was received in May 2015. The advance is unsecured, bears no interest, contains no formal repayment terms and is convertible on demand into shares of restricted common stock. Management has not determined the conversion rate on this potentially dilutive security at June 30, 2018. On August 13, 2018, the $50,000 loan was forgiven.

During the quarter ended September 30, 2015, Mr. Cornelius Ee, the Chief Executive Office and President of the Company, advanced the Company $3,331 for general operating expenses. The advance is unsecured, non-interest bearing and has no specific terms of repayment. As of June 30, 2018, the Company owed $3,331 (December 31, 2017 - $3,331) to Mr. Cornelius Ee.

As at June 30, 2018, the Company owed to the Chief Operating Officer (the “COO”) of the Company $5,000, representing salary owed to the COO.

7.    STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The Company’s board of directors may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of June 30, 2018 and December 31, 2017 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2018 and December 31, 2017, 12,000,000 shares were issued and outstanding.

8.    CUSTOMER CONCENTRATION

During the six months ended June 30, 2018, the Company did not generate any revenue. The accounts receivable from four of the six customers accounted for more than 85% of total accounts receivable. The loss of the major customers could have an adverse effect on the Company’s business, operating results, or financial condition. During the three months ended June 30, 2018, the Company record an allowance for doubtful accounts of $54,838, representing amounts the Company believes uncollectible.

9.    SUBSEQUENT EVENTS

Management has evaluated subsequent events up to the date the statements were available for issuance and determined there are no reportable subsequent events except the following:

On August 13, 2018, $50,000 of advances provided to the Company in 2015 as disclosed in Note 6 was forgiven by the stockholder.

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

Revenue and Operating Expenses

Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$—	$56,565
Cost of Revenues	$—	$—
Operating Expense	$93,202	$49,962

Net Income (Loss)	$(91,631)	$5,655

Total revenues for the six months ended June 30, 2018 were $nil, compared to $56,565 for the six months ending June 30, 2017. This resulted in a decrease of 56,565 from the comparable period. The decrease in revenue is related to the Company’s failure to secure new clients and a lack of sales from existing clients. The Company expects that revenue will remain low until additional clients are retained, which could last for several quarters.

Operating Expenses - Operating expenses for the six months ended June 30, 2018 were $93,202 as compared to $49,962 for the six months ended June 30, 2017. The increase is due to the recognition of bad debt expenses related to accounts receivable the Company believes uncollectible.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017
Current Assets	$47,090	$114,317
Current Liabilities	$74,534	$60,130

Working Capital (Loss)	$(27,444)	$54,187

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

Our working capital accounts consist of accounts receivable and prepaid assets. Claims against working capital include accounts payable and accrued expenses and deferred revenue. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for support services and the subsequent collection of those billings. The Company had working deficit of $27,444 as of June 30, 2018, compared to a working capital of $54,187 in December 31, 2017.

Cash Flow Information

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $58,039 and $203,306, respectively. The decrease in cash provided by operating activities was primarily related to operating expenses associated with complying with the Securities Act and Exchange Act and the implementation of our business plan. The Company received $20,000 from financing activities in the second quarter of 2018. These funds were proceeds from the issuance of a promissory note. We had no financing activities in the second quarter of 2017, and did not have any net cash activity associated with investing activities for the six months ended June 30, 2018 and 2017, respectively.

Our estimated working capital requirement for the next 12 months is $50,000 with an estimated burn rate of $4,200 per month. As reflected in the accompanying financial statements, we had cash of $14,440 on hand on June 30, 2018.

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

As described in Basis of Presentation in this Second Quarter Report for fiscal year 2018, the Company recently determined that a material weakness existed in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of that determination, the Company's Chief Executive Officer and Chief Financial Officer have since concluded that the Firm's disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 23, 2018